Form 10QSB
period 1995-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1995-08-14
CIK 773679

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                    Form 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the transition period.........to.........

                             Commission file number 0-15676


            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)


       Delaware                                               62-1242599
 (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                           Identification No.)

  One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                                   29602
  (Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (803) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)         DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                 June 30, 1995


 Assets
   Cash:

      Unrestricted                                           $   583,110

      Restricted-tenant security deposits                        106,190

   Accounts receivable                                           371,349

   Escrows for taxes                                             172,313

   Restricted escrows                                            240,341

   Other assets                                                  318,237

   Investment properties:

      Land                                    $ 2,821,084

      Buildings and related personal
            property                           29,873,564

                                               32,694,648

      Less accumulated depreciation           (11,803,124)    20,891,524

                                                             $22,683,064

 Liabilities and Partners' Deficit

 Liabilities

   Accounts payable                                          $   118,501

   Tenant security deposits                                      109,575

   Accrued interest                                              852,263

   Accrued taxes                                                 314,894

   Other liabilities                                             131,691

   Mortgage notes payable                                     23,226,215

 Partners' Deficit

   General partners                          $    (41,401)

   Limited partners (1,011.5 units
    issued and outstanding)                    (2,028,674)    (2,070,075)

                                                             $22,683,064


          See Accompanying Notes to Consolidated Financial Statements

     b)       DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                         Three Months Ended              Six Months Ended
                                              June 30,                      June 30,
                                         1995           1994            1995          1994

      Revenues:

         Rental income                $1,206,048     $1,222,676      $2,377,004    $2,429,571

         Other income                    111,012        104,249         252,036       209,418

               Total revenues          1,317,060      1,326,925       2,629,040     2,638,989

      Expenses:

         Operating                       366,333        314,486         691,562       649,655

         General and administrative       41,268         25,439          64,398        45,008

         Property management fees         66,490         65,489         125,990       131,479

         Maintenance                     188,390        146,040         354,926       247,596

         Depreciation                    315,832        302,447         627,807       602,789

         Interest                        536,874        536,884       1,074,156     1,074,314

         Property taxes                   67,510        102,660         176,629       191,442

         Adjustment to casualty
            gain (Note B)                (92,604)            --          69,396            --

               Total expenses          1,490,093      1,493,445       3,184,864     2,942,283

      Loss on disposal of property            --        (26,601)             --       (26,601)

         Net loss                     $ (173,033)    $ (193,121)     $ (555,824)   $ (329,895)

      Net loss allocated to general
         partners (2%)                $   (3,461)    $   (3,862)     $  (11,116)   $   (6,598)

      Net loss allocated to limited
         partners (98%)                 (169,572)      (189,259)       (544,708)     (323,297)

                                      $ (173,033)    $ (193,121)     $ (555,824)   $ (329,895)

      Net loss per limited
         partnership unit             $  (167.64)    $  (186.83)     $  (538.52)   $  (319.15)


          See Accompanying Notes to Consolidated Financial Statements

 c)        DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                 (Unaudited)



                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total


Original capital contributions          1,013       $  1,000    $20,240,000   $20,241,000

Partners'deficit at December 31,
   1994                               1,011.5       $(30,285)   $(1,483,966)  $(1,514,251)

Net loss for the six months
   ended June 30, 1995                     --        (11,116)      (544,708)     (555,824)

Partners' deficit at June 30,
   1995                               1,011.5       $(41,401)   $(2,028,674)  $(2,070,075)



          See Accompanying Notes to Consolidated Financial Statements

    d)     DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                   1995            1994

Cash flows from operating activities:

 Net loss                                        $ (555,824)     $ (329,895)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

  Depreciation                                      627,807         602,789

  Adjustment to casualty gain                       (69,396)             --

  Amortization of discounts and
    loan costs                                       24,519          21,238

  Loss on disposal of property                           --          26,601

  Casualty gain                                          --          (2,754)

  Change in accounts:

    Restricted cash                                    (245)         18,882

    Accounts receivable                             211,966         (54,274)

    Escrows for taxes                               (69,658)       (147,477)

    Other assets                                     (8,380)             --

    Accounts payable                                 36,762         (16,463)

    Accrued property taxes                           51,282          81,852

    Tenant security deposit liabilities               1,951          (2,397)

    Accrued interest                                 24,469          24,469

    Other liabilities                               (79,697)          5,392

        Net cash provided by
            operating activities                    195,556         227,963

Cash flows from investing activities:

 Property improvements and replacements            (190,776)       (120,419)

 Deposits to restricted escrows                     (68,085)        (78,963)

 Receipts from restricted escrows                    31,268              --

 Net insurance proceeds                                  --           2,754

        Net cash used in
            investing activities                   (227,593)       (196,628)



          See Accompanying Notes to Consolidated Financial Statements

           DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                                  (Unaudited)


                                                     Six Months Ended
                                                          June 30,
                                                    1995            1994

Cash flows from financing activities:

 Payments on mortgage notes payable               $  (45,811)     $  (42,372)

 Loan costs                                               --          (3,334)

  Net cash used in financing
        activities                                   (45,811)        (45,706)

Net decrease in cash                                 (77,848)        (14,371)

Cash at beginning of period                          660,958         542,047

Cash at end of period                             $  583,110      $  527,676

Supplemental disclosure of cash
 flow information:

 Cash paid for interest                           $1,025,168      $1,028,607



          See Accompanying Notes to Consolidated Financial Statements

e)                 DAVIDSON DIVERSIFIED REAL ESTATE III L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Clubhouse Damage

   In November of 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received after December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $262,720 resulting in a casualty gain of $237,280. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,280 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,280 casualty gain was deferred at December 31, 1994, due to related expenses to be incurred in 1995 that are not reimbursable by insurance.
During the six months ended June 30, 1995, the Partnership reduced its estimate of the casualty gain by $69,396 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received.

Note C   Transactions with Affiliated Parties

   Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner. The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following payments were made to affiliates of Insignia in the first six months of 1995 and 1994:

                                                  Six Months Ended
                                                       June 30,
                                                  1995         1994

 Property management fees                       $125,990    $131,479

 Data processing services                          1,370       1,025

 Marketing services                                   64       1,160

 Reimbursement for services of affiliates         49,087      40,980



   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
                                                   1995        1994

 Salem Courthouse
    Indianapolis, Indiana                          92%          93%

 Plainview Apartments
    Louisville, Kentucky                           89%          93%


   The Managing General Partner attributes the decrease in occupancy at Plainview Apartments to an increase in the number of tenants purchasing homes and the fire related to the clubhouse.

   The Partnership incurred a net loss of $555,824 for the six months ended June 30, 1995, as compared to a net loss of $329,895 for the corresponding period of 1994. The Partnership incurred net losses of $173,033 and $193,121 for the three months ended June 30, 1995, and 1994, respectively. Other income increased for the six months ended June 30, 1995, as a result of increased lease cancellation fees and cleaning and damage charges at Plainview Apartments.

   Operating expenses increased for the three month period ended June 30, 1995, compared to the corresponding period of 1994 primarily as a result of miscellaneous operating expenses related to the proposed refinancing of Plainview. General and administrative expenses increased for the three and six months ended June 30, 1995, compared to the corresponding periods ended June 30, 1994, due to increases in general partner expense reimbursements. Property taxes decreased for the three months ended June 30, 1995, compared to the corresponding period of 1994. The 1994 expense related to Salem Courthouse was based on 1993 billings which were higher than the actual 1994 billings. Property tax expense for the first half of 1995 was based on these lower 1994 billings and was partially offset by an increase related to the Plainview property reassessment. Maintenance expense increased for the three and six months ended June 30, 1995, primarily as a result of extensive interior repairs performed at Plainview Apartments including painting, cabinet and drywall repairs.

   The adjustment to casualty gain for the three and six months ended June 30, 1995, resulted from negotiations with the insurance carrier that modified the scope of the clubhouse replacement and adjusted the insurance proceeds to be received. The loss on disposal of property at June 30, 1994, relates to roof replacements at Plainview.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   The Partnership held unrestricted cash of $583,110 at June 30, 1995, compared to unrestricted cash of $527,676 at June 30, 1994. The decrease in net cash provided by operating activities for the six months ended June 30, 1995, compared to the same period ended June 30, 1994, was due primarily to increased payments of other liabilities, partially offset by accounts receivable collections. Net cash used in investing activities increased for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, because of increased property improvements, partially offset by receipts from restricted escrows.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $23,226,215, net of discount, requires balloon payments at dates ranging from June 20, 1995, to October 15, 2003, by which time the General Partner intends to sell or refinance the individual properties. A ten year extension for the $14,500,000 of debt encumbering Plainview Apartments which matured June 20, 1995, is currently being discussed with the existing lender. The extension agreement would also encompass a reduction in the stated interest rate to the current market rate. The $265,904 of second mortgage debt, net of discount, secured by Salem Courthouse Apartments requires interest-only payments and matures October 15, 2003. The first mortgage of $8,460,311, net of discount, secured by Salem Courthouse is amortized over 28.67 years and also matures October 15, 2003. No cash distributions were made during 1994 or the first six months of 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of partnership cash reserves.

  Salem Courthouse Apartments and Plainview Apartments are both in lower tier partnerships known as Salem Courthouse, L.P. and Plainview Apartments, L.P., respectively, in which Davidson Diversified Real Estate III is the 99.99% limited partner, thus retaining substantially all economic benefits from the properties.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K:

        None filed during the quarter ended June 30, 1995.

                                  SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        DAVIDSON DIVERSIFIED REAL ESTATE III

                        By:   Davidson Diversified Properties, Inc.
                              Managing General Partner


                        By:   /s/Carroll D. Vinson
                              Carroll D. Vinson
                              President


                        By:   /s/Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Controller and Principal
                              Accounting Officer


                        Date: August 11, 1995