Form 10QSB
period 1995-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1995-11-09
CIK 773679

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


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-15676


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
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

ITEM 1.  FINANCIAL STATEMENTS

a)                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995


 Assets
   Cash:
      Unrestricted                                                $   432,551
      Restricted-tenant security deposits                             109,251
   Accounts receivable                                                191,019
   Escrows for taxes                                                  247,180
   Restricted escrows                                                 262,846
   Other assets                                                       459,217
   Investment properties:
      Land                                         $ 2,821,084
      Buildings and related personal property       30,177,931
                                                    32,999,015
      Less accumulated depreciation                (12,074,809)    20,924,206

                                                                  $22,626,270

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                               $   149,772
   Tenant security deposits                                           112,880
   Accrued interest                                                   864,497
   Accrued taxes                                                      440,957
   Other liabilities                                                  108,723
   Mortgage notes payable                                          23,206,163

 Partners' Deficit
   General partners                               $    (45,134)
   Limited partners (1,011.5 units
    issued and outstanding)                         (2,211,588)    (2,256,722)

                                                                  $22,626,270

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                     Three Months Ended             Nine Months Ended
                                       September 30,                   September 30,
                                    1995           1994            1995          1994
 Revenues:
    Rental income                $1,263,364     $1,228,860      $3,640,368    $3,658,431
    Other income                    110,654        102,948         362,690       312,366
          Total revenues          1,374,018      1,331,808       4,003,058     3,970,797
Expenses:
    Operating                       283,729        283,343         975,291       932,998
    General and administrative       43,163         25,984         107,561        70,992
    Property management fees         66,962         66,308         192,952       197,787
    Maintenance                     174,896        203,709         529,822       451,305
    Depreciation                    317,287        317,153         945,094       919,942
    Interest                        536,446        536,605       1,610,602     1,610,919
    Property taxes                  126,063        108,287         302,692       299,729
          Total expenses          1,548,546      1,541,389       4,664,014     4,483,672

 Casualty gain (Note B)              18,282             --          18,282            --
 Adjustment to casualty
       gain (Note B)                     --             --         (69,396)           --
 Loss on disposal of property       (30,401)            --         (30,401)      (26,601)

    Net loss                     $ (186,647)    $ (209,581)     $ (742,471)   $ (539,476)

 Net loss allocated to general
    partners (2%)                $   (3,733)    $   (4,192)     $  (14,849)   $  (10,790)
 Net loss allocated to limited
    partners (98%)                 (182,914)      (205,389)       (727,622)     (528,686)

                                 $ (186,647)    $ (209,581)     $ (742,471)   $ (539,476)

 Net loss per limited
    partnership unit             $  (180.83)    $  (202.75)     $  (719.35)   $  (521.90)


[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                  DAVIDSON DIVERSIFIED REAL ESTATE III L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)


                                        Limited
                                      Partnership    General      Limited
                                         Units       Partners     Partners        Total

 Original capital contributions          1,013      $  1,000   $20,240,000   $20,241,000
 Partners' deficit at
    December 31, 1994                  1,011.5      $(30,285)  $(1,483,966)  $(1,514,251)
 Net loss for the nine months
    ended September 30, 1995                --       (14,849)     (727,622)     (742,471)
 Partners' deficit at
    September 30, 1995                 1,011.5      $(45,134)  $(2,211,588)  $(2,256,722)


[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          1995             1994
 Cash flows from operating activities:
    Net loss                                           $ (742,471)      $ (539,476)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                       945,094          919,942
       Adjustment to casualty gain                         69,396               --
       Amortization of discounts and loan costs            36,826           31,933
       Casualty gain                                      (18,282)              --
       Loss on disposal of property                        30,401           26,601
       Change in accounts:
         Restricted cash                                   (3,306)          10,770
         Accounts receivable                              253,504            1,146
         Escrows for taxes                               (144,525)        (251,185)
         Other assets                                      (5,134)          (4,271)
         Accounts payable                                  68,033           29,220
         Accrued property taxes                           177,345          190,138
         Tenant security deposit liabilities                5,256           (3,397)
         Accrued interest                                  36,703           36,703
         Other liabilities                                (84,383)             (82)

            Net cash provided by operating
                activities                                624,457          448,042

 Cash flows from investing activities:
    Property improvements and replacements               (571,146)        (345,871)
    Deposits to restricted escrows                       (142,315)         (84,288)
    Receipts from restricted escrows                       82,993          159,164

            Net cash used in investing activities        (630,468)        (270,995)

 Cash flows from financing activities:
    Payments on mortgage notes payable                    (69,396)         (64,186)
    Loan costs                                           (153,000)         (55,715)

            Net cash used in financing activities        (222,396)        (119,901)

 Net (decrease) increase in cash                         (228,407)          57,146

 Cash at beginning of period                              660,958          542,047

 Cash at end of period                                 $  432,551       $  599,193

 Supplemental disclosure of cash flow information:
    Cash paid for interest                             $1,537,073       $1,542,282

[FN]

           See Accompanying Notes to Consolidated Financial Statements


e)                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Clubhouse Damage

   In November of 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received after December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $262,720 resulting in a casualty gain of $237,280. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,280 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,280 casualty gain was deferred at December 31, 1994, due to related expenses to be incurred in 1995 that are not reimbursable by insurance. During the nine months ended September 30, 1995, the Partnership recognized $18,282 of this deferred gain and also reduced its estimate of the casualty gain by $69,396 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received.

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

   The following payments were made to affiliates of Insignia in the nine months ended September 30, 1995 and 1994:

                                                  Nine Months Ended
                                                    September 30,
                                                  1995         1994

 Property management fees                       $192,952    $197,787
 Data processing services                          1,400       1,725
 Marketing services                                3,044       1,471
 Reimbursement for services of affiliates         60,757      61,470

  The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note D - Mortgage Notes Payable

  The $14,500,000 first mortgage encumbering Plainview Apartments matured June 30, 1995. A fifteen year extension was granted by the existing lender on November 7, 1995. The extension agreement also applies the stated interest rate to accrued interest as well as principal.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
                                                  1995         1994
 Salem Courthouse
    Indianapolis, Indiana                          93%          93%
 Plainview Apartments
    Louisville, Kentucky                           89%          94%

   The Managing General Partner attributes the decrease in occupancy at Plainview Apartments to an increase in the number of tenants purchasing homes and the clubhouse fire.

   The Partnership incurred a net loss of $742,471 for the nine months ended September 30, 1995, compared to a net loss of $539,476 for the corresponding period of 1994. The Partnership incurred a net loss of $186,647 and $209,581 for the three months ended September 30, 1995, and 1994, respectively. Other income increased for the nine months ended September 30, 1995, as a result of increased cleaning and damage fees at Plainview Apartments, increased late charges at Salem Courthouse and increased lease cancellation fees at both properties.

   General and administrative expenses increased for the three and nine months ended September 30, 1995, compared to the corresponding period of 1994, due to increased appraisal fees and legal fees related to the debt restructuring of Plainview Apartments. Maintenance expenses increased for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, due to extensive drywall, gutter and cabinet repairs incurred at Plainview Apartments. Maintenance expense decreased for the three months ended September 30, 1995, as compared to the three months ended September 30, 1994, due to approximately $27,000 in painting at Plainview Apartments in 1994. Property taxes increased for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, as a result of a property reassessment at Plainview Apartments.

   The adjustment to casualty gain recognized during the nine months ended September 30, 1995, resulted from negotiations with the insurance carrier that modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. The casualty gain for the three and nine months ended September 30, 1995, relates to the recognition of a portion of the deferred gain (See Note B of the Notes to Consolidated Financial Statements). The loss on disposal of property at September 30, 1995, relates to roof replacements at Plainview Apartments.

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


   The Partnership held unrestricted cash of $432,551 at September 30, 1995, compared to unrestricted cash of $599,193 at September 30, 1994. The increase in net cash provided by operating activities for the nine months ended September 30, 1995, was due primarily to accounts receivable collections. Net cash used in investing activities increased for the nine months ended September 30, 1995, as a result of increased property improvements and replacements in conjunction with increased net deposits to restricted escrows. Net cash used in financing activities increased for the nine months ended September 30, 1995, due to loan costs related to the debt restructuring at Plainview Apartments.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as meet future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $23,206,163, net of discount, requires balloon payments at dates ranging from June 20, 1995, to October 15, 2003, by which time the General Partner intends to sell or refinance the individual properties. A fifteen year extension for the $14,500,000 of principal debt encumbering Plainview Apartments which matured June 20, 1995, was granted by the existing lender on November 7, 1995. The extension agreement also applies the stated interest rate to accrued interest as well as principal. The $266,008 of second mortgage debt, net of discount, secured by Salem Courthouse Apartments requires interest-only payments and matures October 15, 2003. The first mortgage of $8,440,155, net of discount, secured by Salem Courthouse is amortized over 28.67 years and also matures October 15, 2003. No cash distributions were made during 1994 or the first nine months of 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of partnership cash reserves.

   Salem Courthouse Apartments and Plainview Apartments are both owned by lower tier partnerships known as Salem Courthouse, L.P. and Plainview Apartments, L.P., respectively, in which the Partnership is the 99.99% limited partner. The Partnership has retained substantially all control and economic benefits of the properties.


                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b)  Reports on Form 8-K:

        None filed during the quarter ended September 30, 1995.

                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

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


                        Date: November 9, 1995