Form 10KSB
period 1995-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1996-03-25
CIK 773679

SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93))
                                   FORM 10-KSB

[X]   Annual Report Under Section 13 or 15(d) of the
                FORM 10-KSB--Annual or Transitional Report Under
      Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[  ]  Transition Report Under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-15676

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
                 (Name of small business issuer in its charter)

       Delaware                                             62-1242599
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                  29602
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,351,697

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated October 28, 1985 (included in Registration Statement, No. 2-99257, of Registrant) are incorporated by reference into Parts I and III.


                                     PART I

Item 1.  Description of Business

    Davidson Diversified Real Estate III, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in July 1985. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners").

    The offering of the Registrant's limited partnership units ("Units") commenced on October 28, 1985, and terminated on October 24, 1986. The Registrant received gross proceeds from the offering of $20,240,000 and net proceeds of $17,912,400.

    The Registrant's primary business is to operate and hold for investment existing income-producing residential real properties. Industry segment information is not relevant. The Registrant does not engage in any foreign operations nor derive any income from foreign sources.

    All of the net proceeds of the offering were invested in the Registrant's six properties, four of which have since been sold or foreclosed upon. See "Item 2. Description of Properties," below for a description of the Registrant's remaining properties.

    The Registrant receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Registrant financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

    Both the income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

    At this time, it appears that the Partnership's investment objective of capital growth will not be attained. In addition, unless there is significant improvement in the performance of the Registrant's properties and the markets in which such properties are located, investors may not receive a return of a portion of their initial capital contributions.

    For the year ended December 31, 1995, the Registrant's properties accounted for, in the aggregate, in excess of 99% of the Registrant's gross revenues.

Competition

    The real estate business is highly competitive. The Registrant's properties are subject to competition from similar properties in the vicinity in which each property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Employees

    The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and affiliates of Insignia Financial Group, Inc. ("Insignia"). Effective January 1, 1992, affiliates of Insignia began providing property management and asset management services to the Registrant. See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1995 and 1994.


 Item 2. Description of Properties:

    The following table sets forth the Registrant's investments in properties:


                                 Date of
Property                         Purchase     Type of Ownership            Use
Plainview Apartments             05/06/86     Fee ownership subject     Apartment
   Louisville, Kentucky                       to wraparound mortgage    480 units

Salem Courthouse Apartments      11/30/85     Fee ownership subject     Apartment
   Indianapolis, Indiana                      to first and second       388 units
                                              mortgages


Schedule of Properties:

                       Gross
                     Carrying     Accumulated        Useful                Federal
 Property              Value      Depreciation        Life       Method   Tax Basis
 Plainview         $20,499,135     $ 7,403,221     5-25 years     S/L    $ 9,565,563

 Salem Courthouse   12,683,530       5,009,216     5-25 years     S/L      5,124,990

      Totals       $33,182,665     $12,412,437                           $14,690,553


   See "Note A" of the consolidated financial statements included in "Item 7" for a description of the partnership's depreciation policy.

Schedule of Mortgages:


                           Principal                                      Principal
                           Balance At                                      Balance
                          December 31,  Interest    Period    Maturity     Due At
 Property                     1995        Rate     Amortized    Date      Maturity
 Plainview
    1st mortgage          $15,336,015     9.33%       (1)     11/15/10  $15,336,015

 Salem Courthouse
    1st mortgage            8,562,554     7.83%    28.67 yrs  10/15/03    7,513,400
    2nd mortgage              270,810     7.83%       (1)     10/15/03      270,810
                           24,169,379
 Less unamortized
    discounts                (147,663)
         Total            $24,021,716                                   $23,120,225

   (1) Interest only payments


   The discount is reflected as a reduction of the mortgage notes payable and
increases   the effective rate of the debt to 8.13% for Salem Courthouse.

Schedule of Rental Rates and Occupancy:

                                     Average Annual                  Average
                                      Rental Rates                  Occupancy
 Property                         1995             1994          1995        1994
 Plainview                   $6,450/unit      $6,306/unit        89%         94%
 Salem Courthouse             5,895/unit       5,656/unit        93%         92%


   The decrease in occupancy at Plainview Apartments is attributable to an increase in the number of tenants purchasing homes and a clubhouse fire in late 1994.

    As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available space.

    Real estate taxes and rates in 1995 for each property were:

                                      1995          1995
                                     Taxes          Rate

 Plainview                          $147,191        1.1%
 Salem Courthouse                    250,447        9.5%

Item 3.   Legal Proceedings

    The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders

    The Unit holders of the Registrant did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market for Partnership Equity and Related Partner Matters

    There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. During the year ended December 31, 1994, the number of Partnership units decreased by 1.50 units due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. As of January 1996, there were 1,391 holders of record owning an aggregate of 1,011.5 Units.

    There were no distributions of cash from operations for the two most recent fiscal years. The Registrant does not anticipate making distributions during 1996.

    Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

    The Revenue Act of 1987 contained provisions which have an adverse impact on investors in " publicly traded partnerships." Accordingly, the General Partners have established a policy of imposing limited restrictions on the transferability of the Units in secondary market transactions. Implementation of this policy should prevent a public trading market from developing and may impact the ability of an investor to liquidate his investment quickly. It is expected that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 may permit the Registrant to lessen the scope of the restrictions.

    There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations

    The Partnership realized a net loss of $996,838 for the year ended December 31, 1995, compared to a net loss of $572,784 for the year ended December 31, 1994. The net loss increased due to the non-recurring casualty gain recognized in 1994 relating to the Plainview Apartments clubhouse fire (See "Note G" to the Consolidated Financial Statements in "Item 7") as well as increased total expenses at the properties. Total revenues remained stable at $5,351,697 for the year ended December 31, 1995, compared to $5,315,132 for the year ended December 31, 1994.

    Operating expenses, maintenance, depreciation, interest expense, and general and administrative expenses increased slightly for the year ended December 31, 1995, compared to the year ended December 31, 1994. General and administrative expenses increased for the year ended December 31, 1995, due to increased legal fees. Maintenance expenses increased $78,970 or 12.6% for the year ended December 31, 1995, compared to the corresponding period of 1994 due to extensive interior repairs at Plainview Apartments including painting, drywall repairs, and replacements of cabinet and countertops. Also during 1995, Plainview Apartments performed gutter replacements and repairs and exterior painting.

    The adjustment to casualty gain recognized during the year ended December 31, 1995, resulted from negotiations with the insurance carrier that modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. The casualty gain for the year ended December 31, 1995, related to the recognition of a portion of the deferred gain (See "Note G" to the Consolidated Financial Statements in "Item 7"). The casualty gain for the year ended December 31, 1994, related to the clubhouse fire at Plainview Apartments.

    The loss on disposal of property at December 31, 1995, relates to roofs written off as they were replaced at Plainview Apartments.

    The Managing General Partner continues to monitor the rental market environment in each location of the Partnership's apartment properties to assess the feasibility of increasing rents, to maintain or increase occupancy levels and to protect the Partnership from increases in expenses. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

    On November 15, 1995, the Partnership refinanced the mortgage encumbering Plainview Apartments. The total indebtedness refinanced was $15,336,015, of which $14,500,000 represented principal and $836,015 represented accrued interest. The refinancing replaced the aforementioned indebtedness which carried a stated interest rate of 9.33% and a maturity date of June 20, 1995. The new mortgage indebtedness carries the original stated interest rate and requires interest-only payments through the maturity date of November 15, 2010. Loan costs paid in 1995 for the refinancing totaled $215,909.

    To facilitate the refinancing of Plainview Apartments during 1995, the property was placed into a lower tier partnership known as Plainview Apartments, L.P. in 1994 in which Davidson Diversified Real Estate III is the 99.99% limited partner. Davidson Diversified Real Estate III retained substantially all economic benefits of the property.

    The Partnership held unrestricted cash of $540,534 at December 31, 1995, compared to unrestricted cash of $660,958 at December 31, 1994. The decrease in net cash provided by operating activities for the year ended December 31, 1995, was due to increased expenses discussed above. Net cash used in investing activities decreased for the year ended December 31, 1995, as a result of reduced net property improvements excluding the Plainview improvements paid for by insurance proceeds. Net cash used in financing activities increased for the year ended December 31, 1995, due to the payment of loan costs associated with the debt refinancing at Plainview Apartments.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $24,021,716, net of discount, is amortized over varying periods as previously discussed in "Item 2. Description of Properties." The mortgage notes require balloon payments at dates ranging from October 15, 2003, to November 15, 2010, by which time the General Partner intends to sell or refinance the individual properties. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of these funds.


Item 7.  Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

           Report of Independent Auditors

           Consolidated Balance Sheet - December 31, 1995

           Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

           Consolidated Statements of Changes in Partners Deficit - Years ended December 31, 1995 and 1994

           Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

           Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors


The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. (A Limited Partnership) as of December 31, 1995, and the related consolidated statements of operations, changes in partners deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. (A Limited Partnership) as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                 /s/  ERNST & YOUNG LLP


Greenville, South Carolina
February 26, 1996



                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995


 Assets
   Cash:
      Unrestricted                                                   $  540,534
      Restricted-tenant security deposits                               110,276
   Accounts receivable                                                   29,146
   Escrows for taxes                                                     73,009
   Restricted escrows                                                   182,879
   Other assets (Note C)                                                490,430
   Investment properties (Notes B and F):
      Land                                        $  2,821,084
      Buildings and related personal property       30,361,581
                                                    33,182,665
      Less accumulated depreciation                (12,412,437)      20,770,228

                                                                    $22,196,502

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                                 $    75,819
   Tenant security deposits                                             110,478
   Accrued interest                                                      89,024
   Accrued taxes                                                        262,969
   Other liabilities                                                    147,585
   Mortgage notes payable (Note B)                                   24,021,716

 Partners' Deficit
   General partners                               $    (50,222)
   Limited partners (1,011.5 units
    issued and outstanding)                         (2,460,867)      (2,511,089)

                                                                    $22,196,502


           See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Years Ended December 31,
                                                    1995           1994

 Revenues:
    Rental income                               $4,882,880      $4,872,870
    Other income                                   468,817         442,262
          Total revenues                         5,351,697       5,315,132

 Expenses:
    Operating                                    1,327,469       1,264,292
    General and administrative                     158,203         128,500
    Property management fees                       261,237         266,233
    Maintenance                                    704,136         625,166
    Depreciation                                 1,282,722       1,226,510
    Interest                                     2,162,730       2,149,067
    Property taxes                                 395,505         403,827
          Total expenses                         6,292,002       6,063,595

 Casualty event (Note G)                           (26,132)        202,280
 Loss on disposal of property                      (30,401)        (26,601)

    Net loss                                    $ (996,838)     $ (572,784)

 Net loss allocated to general partners (2%)    $  (19,937)     $  (11,456)
 Net loss allocated to limited partners (98%)     (976,901)       (561,328)

                                                $ (996,838)     $ (572,784)

 Net loss per limited partnership unit          $  (965.79)     $  (554.95)

           See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                    Limited
                                  Partnership    General    Limited
                                     Units       Partners   Partners          Total

Original capital contributions       1,013     $  1,000    $20,240,000     $20,241,000

Partners' deficit at
   December 31, 1993                 1,013     $(18,829)   $  (922,638)    $  (941,467)

Abandoned units                       (1.5)          --             --              --

Net loss for the year ended
   December 31, 1994                    --      (11,456)      (561,328)       (572,784)

Partners' deficit at
   December 31, 1994               1,011.5      (30,285)    (1,483,966)     (1,514,251)

Net loss for the year ended
   December 31, 1995                    --      (19,937)      (976,901)       (996,838)

Partners' deficit at
   December 31, 1995               1,011.5     $(50,222)   $(2,460,867)    $(2,511,089)

           See Accompanying Notes to Consolidated Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Years Ended December 31,
                                                            1995             1994
 Cash flows from operating activities:
    Net loss                                             $ (996,838)      $ (572,784)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation                                       1,282,722        1,226,510
       Amortization of discounts and loan costs              50,987           44,601
       Casualty event                                        26,132         (202,280)
       Loss on disposal of property                          30,401           26,601
       Change in accounts:
         Restricted cash                                     (4,331)           3,472
         Accounts receivable                                  2,614            9,807
         Escrows for taxes                                   29,646          (59,197)
         Other assets                                        15,989           (2,440)
         Accounts payable                                    (5,920)          27,061
         Accrued property taxes                                (643)          12,968
         Tenant security deposit liabilities                  2,854           (1,793)
         Accrued interest                                    97,245           48,938
         Other liabilities                                  (38,380)          65,149

            Net cash provided by operating activities       492,478          626,613

 Cash flows from investing activities:
    Property improvements and replacements                 (754,796)        (452,833)
    Deposits to restricted escrows                         (144,235)         (86,287)
    Receipts from restricted escrows                        164,880          173,563
    Insurance proceeds from property damage                 430,604               --

            Net cash used in investing activities          (303,547)        (365,557)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (93,446)         (86,429)
    Loan costs                                             (215,909)         (55,716)

            Net cash used in financing activities          (309,355)        (142,145)

 Net (decrease) increase in cash                           (120,424)         118,911

 Cash at beginning of period                                660,958          542,047

 Cash at end of period                                   $  540,534       $  660,958

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $2,014,499       $2,055,528

           See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY


Property Damage

   The changes in accounts receivable and other liabilities were adjusted by $500,000 and $35,000, respectively, at December 31, 1994, for non-cash amounts in connection with the clubhouse fire at Plainview Apartments as discussed in "Note G".

Interest Reclassification

   As a result of the refinancing of the Plainview Apartments mortgage on November 7, 1995, $836,015 of accrued interest was reclassified to mortgage principal for the year ended December 31, 1995, as discussed in "Note C".

           See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                   Notes to Consolidated Financial Statements

                                December 31, 1995


Note A   Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate III, L.P. (the "Partnership") is a Delaware limited partnership organized in July 1985, to acquire and operate residential and commercial real estate properties.

Principles of Consolidation

The financial statements include all the accounts of the Partnership and the 99.99% owned partnerships. All significant interpartnership balances have been eliminated.

To facilitate the refinancings of Salem Courthouse and Plainview Apartments in 1993 and 1994, respectively, the properties were placed into lower tier partnerships known as Salem Courthouse, L.P. and Plainview, L.P., respectively. Davidson Diversified Real Estate III is the 99.99% limited partner in both lower tier partnerships and retained substantially all economic benefits of the properties.

Allocations to Partners

Net income (other than that arising from the occurrence of a sale or disposition) and net loss shall be allocated 2% to the General Partners and 98% to the Limited Partners.

Net income arising from the occurrence of a sale or disposition shall be allocated as follows:


      First, to each Partner having a negative balance in his capital account, an amount of such net income (limited to such negative balance) in the same ratio as the negative balance in such Partner s capital account bears to the aggregate of the negative balances in all Partners capital accounts;


      Second, the remainder of such net income, if any, shall be allocated 2% to the General Partners and 98% to the Limited Partners until the capital account balance of each Limited Partner shall equal an amount equal to the excess, if any, of (A) the sum of such Limited Partner s original invested capital, as defined, plus an amount equal to an 8% per annum cumulative noncompounded return on such Limited Partner s adjusted invested capital (commencing on the last day of the calendar quarter in which such Limited Partner s contribution of original invested capital is received by the Partnership), over (B) distributions previously made to such Limited Partner in payment of such amounts.

      Third, the remainder of such net income, if any, shall be allocated 15% to the General Partners and 85% to the Limited Partners.

Note A - Organization and Significant Accounting Policies (continued)

Present Value Discounts

Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized using the interest method over the life of the related debt. The amortization expense is included in interest expense.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Depreciation is calculated using the straight-line method over an estimated life of 25 years for buildings and improvements and 5 to 15 years for furniture and fixtures. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

Advertising

The  Partnership expenses  the costs  of advertising  as incurred.   Advertising
expense, included in operating expenses, was $70,807 and $58,144 for the years ended December 31, 1995 and 1994, respectively.

Cash

The Partnership considers only unrestricted cash to be cash.   At certain times,
the amount of cash deposited at a bank may exceed the limit on insured deposits.

Note A - Organization and Significant Accounting Policies (continued)

Restricted Escrows

            1)  Capital Improvement Reserves

At the time of the 1993 refinancing of the Salem Courthouse mortgage note payable, $176,400 of the proceeds were designated for a "Capital Improvement Reserve" for certain capital improvements. At December 31, 1995, the remaining reserve balance was $4,300. The capital improvements are anticipated to be completed in calendar year 1996 and any excess funds will be released for property operations.

            2)  Reserve Account

In addition to the Capital Improvement Reserve, a general operating reserve account of $114,400 was established with the refinancing proceeds for the refinanced property. These funds were established to cover necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equalled $400 per apartment unit or $155,200 in total. At December 31, 1995, the balance in the reserve account was $156,998.

            3)  Project Improvement Account

Plainview Apartments has a project improvement account which holds insurance proceeds received after the 1994 clubhouse fire. The funds are used to cover repairs and improvements to the clubhouse. At December 31, 1995, the balance in the project improvement account was $21,581.

Loan Costs

Loan costs, included in other assets, are amortized on a straight-line basis over the life of the respective loans. The amortization expense is included in interest expense.

Leases

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash - Tenant Security Deposits

The  Partnership requires security  deposits from all apartment  lessees for the
duration  of the  lease.   Deposits are  refunded when  the  tenant vacates  the
apartment if there has been no damage to the unit.

Note A - Organization and Significant Accounting Policies (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing. See Note B.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:



                         Principal      Monthly                             Principal
                        Balance At      Payment     Stated                   Balance
                       December 31,    Including   Interest    Maturity      Due At
 Property                  1995        Interest      Rate        Date       Maturity
 Plainview Apartments  $15,336,015    $119,239(1)    9.33%     11/15/10   $15,336,015

 Salem Courthouse
   Apartments
   1st mortgage          8,562,554      63,992       7.83%     10/15/03     7,513,400
   2nd mortgage            270,810       1,767(1)    7.83%     10/15/03       270,810
                        24,169,379
 Less unamortized
   discounts              (147,663)

      Totals           $24,021,716                                        $23,120,225

(1)  Interest only payments.

  The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Salem Courthouse.

Note B - Mortgage Notes Payable (continued)

Scheduled principal payments of mortgage notes payable subsequent to December 31 are as follows:

         Years Ending December 31,
               1996                        $   101,031
               1997                            109,232
               1998                            118,098
               1999                            127,684
               2000                            138,049
               Thereafter                   23,575,285
                                           $24,169,379

Mortgages are collateralized by the related property and improvements of the Partnership.

The carrying value of the Partnership's aggregate mortgages approximates their estimated fair value.

Note C - Refinancing

On November 15, 1995, the Partnership refinanced the mortgage encumbering Plainview Apartments. The total indebtedness refinanced was $15,336,015, of which $14,500,000 represented principal and $836,015 represented accrued interest. The refinancing replaced the aforementioned indebtedness which carried a stated interest rate of 9.33% and a maturity date of June 20, 1995. The new mortgage indebtedness carries the original stated interest rate and requires interest-only payments through the maturity date of November 15, 2010. Total loan costs incurred in 1995 for the refinancing totaled $215,909 and are included in other assets.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of investment properties, (3) change in

Note D - Income Taxes (continued)

rental income received in advance, (4) casualty  gain on property damages,   and
(5)  gain on  disposition of  property.   The following  is a  reconciliation of
reported net loss and Federal taxable loss:


                                             1995                1994

 Net loss as reported                    $  (996,838)         $(572,784)
 Add (deduct)
    Depreciation differences                 (73,015)          (123,708)
    Unearned income                          (90,708)            71,590
    Amortization                              (3,675)            (4,509)
    Gain on disposition of property           30,401             26,601
    Casualty event                            26,132           (196,916)
    Other                                     18,754             (5,484)

 Federal taxable loss                    $(1,088,949)         $(805,210)

 Federal taxable loss per
    limited partnership unit             $ (1,055.04)         $ (780.13)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net deficit as reported                             $(2,511,089)
       Land and buildings                                      703,219
       Accumulated depreciation                             (6,782,894)
       Syndication                                           1,620,800
       Distribution fees                                     1,051,251
       Other                                                   (43,651)
         Net deficit - Federal tax basis                   $(5,962,364)

Note E - Transactions with Affiliated Parties

Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner. The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to affiliates of Insignia in 1995 and 1994:

                                                  1995            1994

 Property management fees                       $261,237       $266,233
 Marketing services                                3,070          2,370
 Data processing services                          2,100          1,471
 Reimbursement for services of affiliates         83,782         80,665

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

Note F - Investment Properties and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership

                                                       Buildings           Cost
                                                      and Related      Capitalized
                                                        Personal      Subsequent to
 Description                Encumbrances     Land       Property       Acquisition
 Salem Courthouse
   Indianapolis, Indiana    $ 8,833,364  $  774,321   $11,198,562       $  710,647

 Plainview Apartments
   Louisville, Kentucky      15,336,015   2,046,763    16,583,688        1,868,684

      Totals                $24,169,379  $2,821,084   $27,782,250       $2,579,331

                           Gross Amount At Which Carried
                                At December 31, 1995

                                        Buildings
                                       And Related
                                        Personal                    Accumulated     Date of        Date      Depreciable
 Description                Land        Property        Total      Depreciation  Construction    Acquired     Life-Years
 Salem Courthouse
    Indianapolis,        $  774,321    $11,909,209   $12,683,530   $(5,009,216)      1978         11/85          5-25

 Plainview Apartments                                                            Phase I 1973     05/86
    Louisville, Kentucky  2,046,763     18,452,372    20,499,135    (7,403,221)  Phase II 1978    05/86          5-25

                Totals   $2,821,084    $30,361,581   $33,182,665  $(12,412,437)



Note F - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of  Investment Properties and Accumulated Depreciation :


                                             Years Ended December 31,
                                                1995             1994
 Investment Properties
 Balance at beginning of year                $32,503,872      $32,508,041
    Property improvements                        754,796          452,833
    Disposition of apartment property            (76,003)         (57,002)
    Removal for casualty loss                         --         (400,000)

 Balance at End of Year                      $33,182,665      $32,503,872

 Accumulated Depreciation
 Balance at beginning of year                $11,175,317      $10,116,488
    Additions charged to expense               1,282,722        1,226,510
    Disposition of apartment property            (45,602)         (30,401)
    Removal for casualty loss                         --         (137,280)

 Balance at end of year                      $12,412,437      $11,175,317


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is $33,885,884 and $33,579,532. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $19,195,331 and $17,839,594.

Note G - Casualty Event

In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received after December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $262,720 resulting in a casualty gain of $237,280. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,280 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,280 casualty gain was deferred at December 31, 1994, due to related expenses to be incurred in 1995 that were not reimbursable by insurance. During the year ended December 31, 1995, the Partnership recognized $25,423 of this deferred gain as only $9,577 of expenses were incurred. In 1995 the Partnership also reduced its estimate of the casualty gain by $51,555 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. The Partnership received approximately $432,000 of the insurance proceeds during 1995.

Note H - Abandoned Limited Partnership Units

In 1994, the number of Limited Partnership Units decreased by 1.5 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. The loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the end of the year.

Item 8. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure


        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The name of the directors and executive officers of Davidson Diversified Properties, Inc., ("DDPI") the Partnership's Managing General Partner as of December 31, 1995, their ages and the nature of all positions with DDPI presently held by them are as follows:

Name                               Age               Position

Carroll D. Vinson                  55                President

Robert D. Long, Jr.                28                Controller and Principal
                                                     Accounting Officer

William H. Jarrard, Jr.            49                Vice President

John K. Lines                      36                Secretary

Kelley M. Buechler                 38                Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter.

John K. Lines has been General Counsel of Insignia since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.   Executive Compensation

   The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1995 or 1994. See "Item 12". below and "Note E" of the Notes to the Consolidated Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

   As of February 1996, no security holder was known by Registrant to be the beneficial owner of more than 5% of the Units of Registrant.

   As of February 1996, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


Item 12.  Certain Relationships and Related Transactions

   Davidson Diversified Properties, Inc.,  the Managing  General Partner of  the
Registrant,  is  owned  by   MAE  GP  Corporation,  which  is  wholly  owned  by
Metropolitan Asset Enhancement, L.P., an affiliate of Insignia.

   Effective December 31, 1991, the majority of general partner and limited partner interests in Freeman Equities, Ltd., the Associate General Partner, were acquired by MAE Investments, Inc. and Insignia Jacques-Miller, L.P., respectively, both of whom are affiliates of Insignia.

   Effective January 1, 1992, services for partnership administration, asset management, and investor relations were assumed by affiliates of Insignia. The management fees paid to Insignia affiliates in 1995 and 1994 were $261,237 and $266,233, respectively. Reimbursements for administrative services paid to Insignia affiliates in 1995 and 1994 were $83,782 and $80,665, respectively.


Item 13.  Exhibits and Reports on Form 8-K

           (a)    Exhibits:  see Exhibit Index contained herein.

           (b) No Reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                                 By:   Davidson Diversified Properties, Inc.,
                                       as Managing General Partner



                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President





                                 Date: March 25, 1996



   In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson                President                 March 25, 1996
Carroll D. Vinson



/s/Robert D. Long, Jr.              Controller and Principal  March 25, 1996
Robert D. Long, Jr.                 Accounting Officer




                                  EXHIBIT INDEX


Exhibit No.

3 Partnership Agreement dated July 8, 1985 and amended as of October 9, 1985 is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 28, 1985 as filed with the Commission pursuant to Rule 424(b) under the Act.

3A Second Amendment dated April 1, 1986 to the Partnership Agreement dated July 8, 1985 as amended October 9, 1985 is incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

4             Certificate  of  Limited  Partnership  dated  June  28,  1985   is
              incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-99257).

10A Property Management Agreement dated July 26, 1985 between the Registrant and Harvey Freeman & Sons, Inc., is incorporated by reference to Exhibit 10B to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-99257).

10B Agreement Among Agents dated November 1, 1983 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman and Sons, Inc. of Ohio and Harvey Freeman & Sons, Inc. of South Carolina is incorporated by reference to Exhibit 10C to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

10C Acquisition and Disposition Services Agreement dated October 28, 1985 between the Registrant and Criswell Freeman Company is incorporated by reference to Exhibit 10D to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10D Contract for Sale of Real Estate for Salem Courthouse Apartments dated September 25, 1985 between Salem-Oxford Associates, an Indiana limited partnership and Tennessee Trust Company, Trustee, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated December 2, 1985.

10E First Amendment to Contract for Sale of Real Estate dated October 29, 1985 between Salem Courthouse Associates, an Indiana limited partnership and Tennessee Trust Company is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated December 2, 1985.

10F Assignment of Contract for Sale of Real Estate dated November 20, 1985 between Tennessee Trust Company, Trustee and the Registrant is incorporated by reference to Exhibit 19(c) to the Registrant's Current Report on Form 8-K dated December 2, 1985.

10G Mortgage Note dated December 2, 1985 payable to BAncOhio National Bank executed by the Registrant is incorporated by reference to
              Exhibit 10H to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10H Real Estate Mortgage and Security Agreement dated December 2, 1985 to BAncOhio National Bank executed by the Registrant is incorporated by reference to Exhibit 10I to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10I Promissory Note dated December 2, 1985 payable to Freeman Mortgage Corporation executed by the Registrant is incorporated by reference to Exhibit 10J to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

10J Note executed by the Registrant payable to Phoenix Mutual Life Insurance Company dated March 28, 1986 relating to Salem Courthouse Apartments, is incorporated by reference to Exhibit 10J to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10K Mortgage and Security Agreement executed by the Registrant to Phoenix Mutual Life Insurance Company dated March 28, 1986 relating to Salem Courthouse Apartments, is incorporated by reference to Exhibit 10K to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

10L Contract for Sale of Real Estate for Plainview Apartments dated November 11, 1985 between NTS-Plainview Partners, a Kentucky limited partnership and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated May 6, 1986.

10M Assignment of Contract for Sale of Real Estate dated May 2, 1986 between Tennessee Trust Company, a Tennessee corporation and the Registrant is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated May 6, 1986.

10N Amendment and Reinstatement of Contract for Sale of Real Estate dated April 15, 1986 between NTS-Plainview Partners and Tennessee Trust company is incorporated by reference to Exhibit 10(c) to the Registrant's Current Report on Form 8-K dated May 6, 1986.

10O Mortgage Note dated May 6, 1986 executed by the Registrant payable to NTS-Plainview partners, a Kentucky limited partnership, is incorporated by reference to Exhibit 10(f) to the Registrant's Current Report on Form 8-K dated May 6, 1986.

10P Mortgage and Security Agreement dated May 6, 1986 executed by the Registrant to NTS-Plainview Partners, a Kentucky limited partnership, is incorporated by reference to Exhibit 10(g) to the Registrant's Current Report on Form 8-K dated May 6, 1986.

10Q Agreement for Purchase and Sale of Woodbridge Apartments dated April 4, 1986 between Regal Oaks Associates, an Illinois general partnership and Tennessee Trust Company, a Tennessee corporation, is incorporated by reference to Exhibit 10(a) to the Registrant's Current Report on Form 8-K dated May 30, 1986.

10R Assignment of Agreement dated May 30, 1986 between Tennessee Trust Company, a Tennessee corporation and the Registrant is incorporated by reference to Exhibit 10(b) to the Registrant's Current Report on Form 8-K dated May 30, 1986.

10S Memorandum of Understanding amount SEC Realty Corp., Tennessee Properties, L.P., Freeman Mortgage Corporation, J. Richard Freeman, W. Criswell Freeman and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10II to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10T Partnership Administration and Consultation Agreement among Freeman Properties, Inc., Freeman Diversified Properties, Inc., Residual Equities Limited and Jacques-Miller Properties, Inc. is incorporated by reference to Exhibit 10JJ to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

10U Termination Agreement, dated December 31, 1991 among Jacques-Miller, Inc., Jacques-Miller Property Management, Davidson Diversified Properties, Inc., and Supar, Inc. is incorporated by reference to Exhibit 10KK to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10V Assignment of Limited Partnership Interest of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10LL to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10W Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation is incorporated by reference to Exhibit 10MM to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10X Stock certificate, dated December 31, 1991 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10NN to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10Y Notice of Trustee's Sale of Real Estate in the Matter of Foreclosure of the Deed of Trust of Davidson Diversified Real Estate III, L.P. (regarding Woodbridge Apartments).

10Z           Contracts related to refinancing of debt:

              (a) First Mortgage and Security Agreement dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Salem Courthouse.

              (b) Seconds Mortgage and Security Agreement dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Salem Courthouse.

              (c) First Assignments of Leases and Rents dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Salem Courthouse.

              (d) Second Assignments of Leases and Rents dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Salem Courthouse.

              (e) First Mortgage Note dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, relating to Salem Courthouse.

              (f) Second Mortgage Note dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, relating to Salem Courthouse.

10AA Amended, Restated and Substituted Mortgage Note dated November 15, 1995, executed by Plainview Apartments, L.P. payable to NTS-Plainview Associates.

10BB          Assignment of Leases, Rents, and  Profits dated November 15, 1995,
              executed  by  Plainview  Apartments,   L.P.  to  Nationwide   Life
              Insurance Co. and West Coast Life Insurance Co.

16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 30, 1992.

22            Subsidiaries.

27            Financial Data Schedule

99A Agreement of Limited Partnership for Davidson III GP Limited Partnership between Davidson Diversified Properties, Inc. and Davidson Diversified Real Estate III.

99B Agreement of Limited Partnership for Salem Courthouse L.P. between Davidson III GP Limited Partnership and Davidson Diversified Real Estate III, L.P. entered into on September 15, 1993.