Form 10QSB
period 1996-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1996-05-07
CIK 773679

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


                  For the quarterly period ended March 31, 1996

                                       or

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

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)
                                   (Unaudited)

                                 March 31, 1996



 Assets
   Cash and cash equivalents:
      Unrestricted                                                    $   602
      Restricted-tenant security deposits                                 113
   Accounts receivable                                                     14
   Escrows for taxes and insurance                                        150
   Restricted escrows                                                     178
   Other assets                                                           474
   Investment properties
      Land                                            $  2,821
      Buildings and related personal property           30,404
                                                        33,225
      Less accumulated depreciation                    (12,744)        20,481

                                                                      $22,012

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                                   $    27
   Tenant security deposits                                               113
   Accrued interest                                                        89
   Accrued taxes                                                          371
   Other liabilities                                                       99
   Mortgage notes payable                                              24,001

 Partners' Deficit
   General partners                                   $    (54)
   Limited partners (1,011.5 units
    issued and outstanding)                             (2,634)        (2,688)

                                                                      $22,012
           See Accompanying Notes to Consolidated Financial Statements

b)          DAVIDSON DIVERSIFIED REAL ESTATE III, LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (Unaudited)

                                                   Three Months Ended
                                                         March 31,
                                                   1996             1995
 Revenues:
    Rental income                                $  1,258         $  1,171
    Other income                                      114              141
    Casualty gain                                       6               --
          Total revenues                            1,378            1,312

 Expenses:
    Operating                                         335              325
    General and administrative                         35               23
    Property management fees                           68               60
    Maintenance                                       131              167
    Depreciation                                      332              312
    Interest                                          546              537
    Property taxes                                    108              109
    Adjustment to casualty gain                        --              162
          Total expenses                            1,555            1,695

    Net loss                                     $   (177)        $   (383)

 Net loss allocated to general
    partners (2%)                                $     (4)        $     (8)
 Net loss allocated to limited
    partners (98%)                                   (173)            (375)

                                                 $   (177)        $   (383)

 Net loss per limited partnership unit           $(171.03)        $(370.74)


           See Accompanying Notes to Consolidated Financial Statements

c)                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                   (Unaudited)

                                        Limited
                                      Partnership    General      Limited
                                         Units       Partners     Partners        Total

 Original capital contributions          1,013      $      1      $ 20,240      $ 20,241

 Partners' deficit at
    December 31, 1995                  1,011.5      $    (50)     $ (2,461)     $ (2,511)

 Net loss for the three months
    ended March 31, 1996                    --            (4)         (173)         (177)

 Partners' deficit at
    March 31, 1996                     1,011.5      $    (54)     $ (2,634)     $ (2,688)

           See Accompanying Notes to Consolidated Financial Statements


d)                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                            1996             1995
 Cash flows from operating activities:
    Net loss                                               $   (177)         $  (383)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
     Depreciation                                               332              312
    Adjustment to casualty gain                                  --              162
    Amortization of discounts and loan costs                     16               12
    Casualty gain                                                (6)              --
    Change in accounts:
         Restricted cash                                         (3)               3
         Accounts receivable                                     15               (4)
         Escrows for taxes and insurance                        (77)            (102)
         Other assets                                             4                2
         Accounts payable                                       (49)             (24)
         Tenant security deposit liabilities                      3               (2)
        Accrued taxes                                           108              109
        Accrued interest                                         --               12
        Other liabilities                                       (43)             (81)

            Net cash provided by operating
                activities                                      123               16

 Cash flows from investing activities:
    Property improvements and replacements                      (42)             (64)
    Deposits to restricted escrows                               (6)              (2)
    Receipts from restricted escrows                             11               31

            Net cash used in investing activities               (37)             (35)

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (25)             (23)

            Net cash used in financing activities               (25)             (23)

 Net increase (decrease) in cash and cash equivalents            61              (42)

 Cash and cash equivalents at beginning of period               541              661

 Cash and cash equivalents at end of period                 $   602          $   619

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $   530          $   513

           See Accompanying Notes to Consolidated Financial Statements



e)          DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Note B - Clubhouse Damage

   In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received after December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $262,720 resulting in a casualty gain of $237,280. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,280 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,280 casualty gain was deferred at December 31, 1994, due to related expenses that were not reimbursable by insurance. During the first quarter of 1995, the Partnership reduced its estimate of the casualty gain by $162,000 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. During the three months ended March 31, 1996, the Partnership recognized $6,000 of the deferred gain. As of March 31, 1996, all insurance proceeds had been received and approximately $4,000 of the deferred gain remained.

Note C - Transactions with Affiliated Parties

   Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Partnership's Managing General Partner. The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following payments were made to affiliates of Insignia during the three months ended March 31, 1996 and 1995:

                                                  Three Months Ended
                                                       March 31,
                                                  1996         1995
                                                    (in thousands)

 Property management fees                         $   68      $   60
 Reimbursement for services of affiliates             27          18
 Construction service fees                             6           6

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the these months ended March 31, 1996 and 1995:

                                                       Average
                                                      Occupancy

                                                  1996         1995
 Salem Courthouse
    Indianapolis, Indiana                          93%          92%

 Plainview Apartments
    Louisville, Kentucky                           93%          89%

   The Managing General Partner attributes the increase in occupancy at Plainview Apartments to new clubhouse facilities and more emphasis on resident retention and customer satisfaction. Also, new area restaurants and a retail strip center adjacent to the property opened during this quarter thereby increasing exposure to potential tenants.

   The Partnership realized a net loss of $177,000 for the three months ended March 31, 1996, compared to a net loss of $383,000 for the corresponding period of 1995. Other income decreased for the three months ended March 31, 1996, as a result of decreased cleaning and damage fees at Plainview Apartments and decreased lease cancellation fees at both properties.

   General and administrative expenses increased for the three months ended March 31, 1996, compared to the corresponding period of 1995, due to increased general partner expense reimbursements resulting from higher administrative costs. Maintenance expenses decreased for the three months ended March 31, 1996, due to approximately $5,000 in non-recurring roof repairs at Plainview Apartments in 1995 and $21,000 in various interior building repairs at both properties in 1995.

   The $162,000 adjustment to casualty gain recognized during the three months ended March 31, 1995, was due to a reduction in the estimated insurance proceeds to be received as a result of negotiations of the settlement with the insurance carrier. The casualty gain for the three months ended March 31, 1996, relates to the recognition of a portion of the deferred gain (See "Note B" of the Notes to Consolidated Financial Statements).

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

   The Partnership held unrestricted cash of $602,000 at March 31, 1996, compared to unrestricted cash of $619,000 at March 31, 1995. The increase in net cash provided by operating activities for the three months ended March 31, 1996, was due primarily to increased accounts receivable collections, a decrease in deposits to the tax and insurance escrow, and increased rental revenues.
Net cash used in investing activities and financing activities were comparable for the three months ended March 31, 1996 and 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as meet future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,000,000, net of discount, requires balloon payments at dates ranging from October 15, 2003, to November 15, 2010, by which time the Managing General Partner intends to sell or refinance the individual properties. The principal debt of approximately $15,300,000 encumbering Plainview Apartments requires interest-only payments and matures November 15, 2010. Approximately $300,000 of second mortgage debt, net of discount, secured by Salem Courthouse Apartments requires interest-only payments and matures October 15, 2003. The first mortgage of $8,400,000, net of discount, secured by Salem Courthouse is amortized over approximately 29 years and matures October 15, 2003. No cash distributions were made during the first three months of 1995 or 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of partnership cash reserves.

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

   (b)     Reports on Form 8-K:

           None filed during the quarter ended March 31, 1996.


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


                     Date: May 11, 1995