Form 10QSB
period 1996-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1996-08-09
CIK 773679

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                               $   594
      Restricted-tenant security deposits                            123
   Accounts receivable                                                16
   Escrows for taxes                                                 152
   Restricted escrows                                                179
   Other assets                                                      461
   Investment properties:
      Land                                       $  2,821
      Buildings and related personal
            property                               30,464

                                                   33,285
      Less accumulated depreciation               (13,079)        20,206

                                                                 $21,731
 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                              $    68
   Tenant security deposits                                          123
   Accrued interest                                                   89
   Accrued taxes                                                     338
   Other liabilities                                                 110
   Mortgage notes payable                                         23,979
 Partners' Deficit
   General partner                               $    (59)
   Limited partners (1,011.5 units
    issued and outstanding)                        (2,917)        (2,976)
                                                                 $21,731

           See Accompanying Notes to Consolidated Financial Statements



b)          DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                   (Unaudited)


                                    Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                    1996           1995            1996          1995
 Revenues:
    Rental income                  $  1,285       $  1,206        $  2,543      $  2,377
    Other income                        106            111             220           252
    Casualty gain                         4             --              10            --

          Total revenues              1,395          1,317           2,773         2,629

 Expenses:
    Operating                           422            433             825           818
    General and administrative           51             41              86            64
    Maintenance                         232            188             363           355
    Depreciation                        335            316             667           628
    Interest                            547            537           1,093         1,074
    Property taxes                       96             68             204           177
    Adjustment to casualty
       gain (Note B)                     --            (93)             --            69

          Total expenses              1,683          1,490           3,238         3,185

    Net loss                       $   (288)      $   (173)       $   (465)     $   (556)

 Net loss allocated to general
    partner (2%)                   $     (6)      $     (3)       $     (9)     $    (11)

 Net loss allocated to limited
    partners (98%)                     (282)          (170)           (456)         (545)
                                   $   (288)      $   (173)       $   (465)     $   (556)

 Net loss per limited
    partnership unit               $(278.79)      $(167.64)       $(450.81)     $(538.52)

            See Accompanying Notes to Consolidated Financial Statements


c)            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)
                                    (Unaudited)

                                        Limited
                                      Partnership     General       Limited
                                         Units        Partners      Partners        Total
 Original capital contributions          1,013        $     1       $20,240       $20,241

 Partners'deficit at December 31,
    1995                               1,011.5        $   (50)      $(2,461)      $(2,511)

 Net loss for the six months
    ended June 30, 1996                     --             (9)         (456)         (465)

 Partners' deficit at June 30,
    1996                               1,011.5        $   (59)      $(2,917)      $(2,976)

            See Accompanying Notes to Consolidated Financial Statements


d)            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       1996            1995
 Cash flows from operating activities:
    Net loss                                         $ (465)         $ (556)
    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:
       Depreciation                                     667             628
       Adjustment to casualty gain                       --             (69)
       Amortization of discounts and
        loan costs                                       32              25
       Casualty gain                                    (10)             --
       Change in accounts:
         Restricted cash                                (13)             --
         Accounts receivable                             13             212
         Escrows for taxes                              (79)            (70)
         Other assets                                     4              (8)
         Accounts payable                                (8)             37
         Accrued property taxes                          75              51
         Tenant security deposit liabilities             13               2
         Accrued interest                                --              24
         Other liabilities                              (28)            (80)

            Net cash provided by
                operating activities                    201             196

 Cash flows from investing activities:
    Property improvements and replacements             (102)           (191)
    Deposits to restricted escrows                       (7)            (68)
    Receipts from restricted escrows                     11              31

            Net cash used in
                investing activities                    (98)           (228)

 Cash flows from financing activities:
    Payments on mortgage notes payable                  (50)            (46)
       Net cash used in financing
            activities                                  (50)            (46)

 Net increase (decrease) in cash and
    cash equivalents                                     53             (78)
 Cash and cash equivalents at beginning of period       541             661

 Cash and cash equivalents at end of period          $  594          $  583

 Supplemental disclosure of cash
    flow information:
    Cash paid for interest                           $1,060          $1,025

             See Accompanying Notes to Consolidated Financial Statements

e)            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Davidson Diversified Real Estate III Limited Partnership ("Partnership") annual report on Form 10-KSB for the year ended December 31, 1995.

Note B - Clubhouse Damage

   In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received subsequent to December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $263,000 resulting in a casualty gain of $237,000. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,000 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,000 casualty gain was deferred at December 31, 1994, due to related expenses that were not reimbursable by insurance which were expected to be incurred during the coming year. During the six months ended June 30, 1995, the Partnership reduced its estimate of the casualty gain by $69,000 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. During the six months ended June 30, 1996, the Partnership recognized $10,000 of the deferred gain. As of June 30, 1996, all insurance proceeds had been received.

Note C   Transactions with Affiliated Parties

   Affiliates of Insignia Financial Group, Inc. ("Insignia") own the controlling ownership interest in the Managing General Partner. The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following payments were made to affiliates of Insignia during the six months ended June 30, 1996 and 1995:

                                                    Six Months Ended
                                                        June 30,
                                                    1996         1995
                                                      (in thousands)

 Property management fees                          $ 137      $  126
 Reimbursement for services of affiliates             66          57


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

    The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
                                                  1996         1995

 Salem Courthouse
    Indianapolis, Indiana                          94%          92%

 Plainview Apartments
    Louisville, Kentucky                           93%          89%

   The Managing General Partner attributes the increase in occupancy at Plainview Apartments to the rebuilt amenities at the clubhouse including an indoor pool and sauna.

   The Partnership realized a net loss of $465,000 for the six months ended June 30, 1996, compared to a net loss of $556,000 for the corresponding period of 1995. The Partnership realized net losses of $288,000 and $173,000 for the three months ended June 30, 1996 and 1995, respectively. Rental revenues increased due to higher occupancy at both Salem Courthouse Apartments and Plainview Apartments. Other income decreased for the six months ended June 30, 1996, as a result of decreased lease cancellation fees, utility collections, and cleaning and damage fees at Plainview Apartments.

   General and administrative expenses increased for the three and six months ended June 30, 1996, compared to the corresponding period of 1995, due to increased expense reimbursements to affiliates of the Managing General Partner resulting from higher administrative costs. Maintenance expenses increased for the three months ended June 30, 1996, due to increases in swimming pool repairs and contract yards and grounds at Salem Courthouse Apartments. Property tax expenses increased for the three and six months ended June 30, 1996, due to an underestimation of the real estate tax expense for the first half of 1995. The 1995 expense was based on a lower 1994 real estate tax billing.

   The adjustment to casualty gain for the three and six months ended June 30, 1995, resulted from negotiations with the insurance carrier that modified the scope of the clubhouse replacement and adjusted the insurance proceeds to be received. The casualty gain for the six months ended June 30, 1996, relates to the recognition of a portion of the deferred gain (See "Note B" of the Notes to Consolidated Financial Statements).

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   The Partnership held unrestricted cash of $594,000 at June 30, 1996, compared to unrestricted cash of $583,000 at June 30, 1995. The decrease in net cash used in activities during the six months ending June 30, 1996, was due primarily to decreased property improvements and decreased deposits required for restricted escrows.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as meet future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,000,000, net of discount, requires balloon payments on dates ranging from October 15, 2003, to November 15, 2010, by which time the Managing General Partner intends to sell or refinance the individual properties. The principal debt of approximately $15,300,000 encumbering Plainview Apartments requires interest-only payments and matures November 15, 2010. Approximately $300,000 of second mortgage debt, net of discount, secured by Salem Courthouse Apartments requires interest-only payments and matures October 15, 2003. The first mortgage of $8,400,000, net of discount, secured by Salem Courthouse is amortized over approximately 29 years, maturing on October 15, 2003. No cash distributions were made during the first six months of 1995 or 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of partnership cash reserves.

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

    (b)      Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.


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


                      DAVIDSON DIVERSIFIED REAL ESTATE III

                      By:   Davidson Diversified Properties, Inc.
                            Managing General Partner



                      By:   /s/Carroll D. Vinson
                            Carroll D. Vinson
                            President



                      By:   /s/Robert D. Long, Jr.
                            Robert D. Long, Jr.
                            Vice President/CAO



                      Date: August 9, 1996