Form 10QSB
period 1996-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1996-11-07
CIK 773679

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                             $   600
     Restricted-tenant security deposits                          121
  Accounts receivable                                             150
  Escrows for taxes                                               264
  Restricted escrows                                              401
  Other assets                                                    464
  Investment properties:
     Land                                      $  2,821
     Buildings and related personal
       property                                  30,581
                                                 33,402
     Less accumulated depreciation              (13,403)       19,999
                                                              $21,999

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                            $   216
  Tenant security deposits                                        121
  Accrued interest                                                 89
  Accrued taxes                                                   443
  Other liabilities                                               492
  Mortgage notes payable                                       23,958

Partners' Deficit
  General partner                             $     (66)
  Limited partners (1,011.5 units
   issued and outstanding)                       (3,254)       (3,320)
                                                              $21,999

         See Accompanying Notes to Consolidated Financial Statements


b)                DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except unit data)
                                        (Unaudited)

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     1996       1995          1996         1995
Revenues:
  Rental income                   $  1,314   $  1,263      $  3,857     $  3,640
  Other income                          96        111           316          363
  Casualty gain (Note B)                --         18            10           18

       Total revenues                1,410      1,392         4,183        4,021

Expenses:
  Operating                            397        350         1,222        1,168
  General and administrative            39         43           125          107
  Maintenance                          301        175           664          530
  Depreciation                         340        317         1,007          945
  Interest                             545        537         1,638        1,611
  Property taxes                       106        126           310          303
  Adjustment to casualty
     gain (Note B)                      --         --            --           69
       Total expenses                1,728      1,548         4,966        4,733

  Loss on disposal of
     property                          (26)       (30)          (26)         (30)

  Net loss                        $   (344)  $   (186)     $   (809)    $   (742)

Net loss allocated to general
  partner (2%)                    $     (7)  $     (4)     $    (16)    $    (15)
Net loss allocated to limited
  partners (98%)                      (337)      (182)         (793)        (727)
                                  $   (344)  $   (186)     $   (809)    $   (742)
Net loss per limited
  partnership unit                $(333.29)  $(180.83)     $(783.98)    $(719.35)

          See Accompanying Notes to Consolidated Financial Statements

c)                DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                              (in thousands, except unit data)
                                        (Unaudited)

                                     Limited
                                   Partnership   General        Limited
                                      Units      Partners       Partners      Total
Original capital contributions         1,013     $     1        $20,240      $20,241

Partners'deficit at
  December 31, 1995                  1,011.5     $   (50)       $(2,461)     $(2,511)

Net loss for the nine months
  ended September 30, 1996                --         (16)          (793)        (809)

Partners' deficit at
  September 30, 1996                 1,011.5     $   (66)       $(3,254)     $(3,320)

                See Accompanying Notes to Consolidated Financial Statements

d)             DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                  (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                       1996            1995
Cash flows from operating activities:
  Net loss                                           $ (809)          $ (742)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                      1,007              945
    Adjustment to casualty gain                          --               69
    Amortization of discounts and loan costs             48               37
    Casualty gain                                       (10)             (18)
    Loss on disposal of property                         26               30

    Change in accounts:
      Restricted cash                                   (11)              (3)
      Accounts receivable                              (121)             253
      Escrows for taxes                                (191)            (145)
      Other assets                                      (11)              (5)
      Accounts payable                                  140               68
      Accrued property taxes                            180              177
      Tenant security deposit liabilities                11                5
      Accrued interest                                   --               37
      Other liabilities                                 354              (84)

         Net cash provided by
            operating activities                        613              624

Cash flows from investing activities:
  Property improvements and replacements               (261)            (571)
  Deposits to restricted escrows                       (229)            (142)
  Receipts from restricted escrows                       11               83

         Net cash used in
            investing activities                       (479)            (630)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (75)             (69)
  Loan costs paid                                        --             (153)

         Net cash used in financing
            activities                                  (75)            (222)

Net increase (decrease) in cash and
  cash equivalents                                       59             (228)

Cash and cash equivalents at beginning of period        541              661

Cash and cash equivalents at end of period           $  600           $  433

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $1,590           $1,537

          See Accompanying Notes to Consolidated Financial Statements

e)             DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Davidson Diversified Real Estate III Limited Partnership ("Partnership") annual report on Form 10-KSB for the year ended December 31, 1995.

NOTE B - DAMAGES

  In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received subsequent to December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $263,000 resulting in a casualty gain of $237,000. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,000 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,000 casualty gain was deferred at December 31, 1994, due to related expenses expected to be incurred during the coming year that were not reimbursable by insurance. During the nine months ended September 30, 1995, the Partnership reduced its estimate of the casualty gain by $69,000 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. During the nine months ended September 30, 1996, the Partnership recognized $10,000 of the deferred gain. As of September 30, 1996, all insurance proceeds had been received.

   In May 1996, Plainview Apartments sustained hail damage to many of the roofs on the property. Insurance proceeds received in connection with this casualty were approximately $220,000 and are deposited in an escrow held by the mortgage company. Payments are being made from the escrow as the work is completed. The insurance proceeds received approximate the estimated cost of the roof repairs.

   In September 1996, Plainview Apartments incurred damage to eight apartment units as the result of a fire at the property. Insurance proceeds to be received related to the fire approximate $123,000 and have been recorded as a receivable in the accompanying financial statements. Total insurance proceeds to be received approximate the estimated cost of repairs.


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

  The following payments were made to affiliates of Insignia during the nine months ended September 30, 1996 and 1995:

                                                   Nine Months Ended
                                                     September 30,
                                                  1996           1995
                                                     (in thousands)

Property management fees                          $ 206        $  193
Reimbursement for services of affiliates             99            92


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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 The Partnership's investment properties consist of two apartment complexes.
The following table sets forth the average occupancy of these properties for the nine months ended September 30, 1996 and 1995:

                                                  Average
                                                 Occupancy
                                              1996         1995

Salem Courthouse
  Indianapolis, Indiana                        94%          93%

Plainview Apartments
  Louisville, Kentucky                         94%          89%


  The Managing General Partner attributes the increase in occupancy at Plainview Apartments to the rebuilt amenities at the clubhouse including an indoor pool and sauna.

  The Partnership realized a net loss of $809,000 for the nine months ended September 30, 1996, compared to a net loss of $742,000 for the corresponding period of 1995. The Partnership realized net losses of $344,000 and $186,000 for the three months ended September 30, 1996 and 1995, respectively. The increase in net loss for the nine months ended September 30, 1996, resulted primarily from a decrease in other income combined with an increase in maintenance, depreciation and general and administrative expenses. The increase in net loss for the three months ended September 30, 1996, was due primarily to an increase in operating and maintenance expenses. Other income decreased for the three and nine months ended September 30, 1996, as a result of decreased lease cancellation fees and cleaning and damage fees at Plainview Apartments.

  General and administrative expenses increased for the nine months ended September 30, 1996, compared to the corresponding period of 1995, due to increased expense reimbursements to affiliates of the Managing General Partner resulting from higher administrative costs. Maintenance expenses increased for the three and nine months ended September 30, 1996, due to increases in exterior painting and parking lot repairs at Plainview, contract landscaping and swimming pool repairs at Salem Courthouse, and various miscellaneous repairs at both properties.

  The adjustment to casualty gain for the nine months ended September 30, 1995, resulted from negotiations with the insurance carrier that modified the scope of the clubhouse replacement and adjusted the insurance proceeds to be received. The casualty gain for the nine months ended September 30, 1996 and 1995, relates to the recognition of a portion of the deferred gain (See "Note B" of the Notes to Consolidated Financial Statements). The loss on disposal for the three and nine months ended September 30, 1996 and 1995, relates to roof replacements at Plainview Apartments.

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

  The Partnership held unrestricted cash of $600,000 at September 30, 1996, compared to unrestricted cash of $433,000 at September 30, 1995. Net cash provided by operating activities decreased from $624,000 for the nine months ended September 30, 1995, to $613,000 for the corresponding period of 1996. Cash used in investing activities decreased due to fewer property improvements and replacements in 1996 compared to 1995. Cash used in financing activities decreased due to no loan costs being paid in 1996.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as meet future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $24,000,000, net of discount, requires balloon payments on dates ranging from October 15, 2003, to November 15, 2010, by which time the Managing General Partner intends to sell or refinance the individual properties. The principal debt of approximately $15,300,000 encumbering Plainview Apartments requires interest-only payments and matures November 15, 2010. Approximately $270,000 of second mortgage debt, net of discount, secured by Salem Courthouse Apartments requires interest-only payments and matures October 15, 2003. The first mortgage of $8,350,000, net of discount, secured by Salem Courthouse is amortized over approximately 29 years, maturing on October 15, 2003. No cash distributions were made during the first nine months of 1995 or 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of partnership cash reserves.

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

   (b) Reports on Form 8-K:

       None filed during the quarter ended September 30, 1996.


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


                  Date: November 7, 1996