Form 10KSB
period 1996-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1997-03-25
CIK 773679

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

                                 FORM 10-KSB

[X]  Annual Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $5,589,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated October 28, 1985 (included in Registration Statement, No. 2-99257, of Registrant) are incorporated by reference into Parts I and III.


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Diversified Real Estate III, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in July 1985. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners")(collectively, the "General Partners").

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

Both the income and expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts, reduced availability of permanent mortgage funds, changes in zoning laws, or changes in patterns or needs of users. In addition, there are inherent risks in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Registrant.

At this time, it appears that the Partnership's investment objective of capital growth will not be attained. In addition, unless there is significant improvement in the performance of the Registrant's properties and the markets in which such properties are located, investors may not receive a return of a portion of their initial capital contributions.

For the year ended December 31, 1996, the Registrant's properties accounted for, in the aggregate, in excess of 99% of the Registrant's gross revenues.

Competition

The real estate business is highly competitive. The Registrant's properties are subject to competition from similar properties in the vicinity in which each property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Employees

The Registrant has no employees. Management and administrative services are performed by Davidson Diversified Properties, Inc., the Managing General Partner, and affiliates of Insignia Financial Group, Inc. ("Insignia"). Effective January 1, 1992, affiliates of Insignia began providing property management and asset management services to the Registrant. See "Item 12. Certain Relationships and Related Transactions" for an enumeration of the affiliates and the compensation and reimbursement received from the Registrant during 1996 and 1995.


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                                  Date of
Property                         Purchase     Type of Ownership             Use
Plainview Apartments             05/06/86     Fee ownership subject     Apartment -
  Louisville, Kentucky                        to wraparound mortgage    480 units

Salem Courthouse Apartments      11/30/85     Fee ownership subject     Apartment -
  Indianapolis, Indiana                       to first and second       388 units
                                              mortgages

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                      Gross
                    Carrying     Accumulated        Useful                Federal
Property              Value      Depreciation        Life       Method   Tax Basis
Plainview           $20,800       $ 8,116         5-25 years     S/L     $ 8,950
Salem Courthouse     12,813         5,535         5-25 years     S/L       4,722
    Totals          $33,613       $13,651                                $13,672


See "Note A" of the consolidated financial statements included in "Item 7" for a description of the partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                           Principal                                      Principal
                          Balance At                                       Balance
                         December 31,   Interest    Period    Maturity     Due At
Property                     1996         Rate     Amortized     Date     Maturity
Plainview
  1st mortgage             $15,336        9.33%       (1)     11/15/10   $15,336

Salem Courthouse
  1st mortgage               8,462        7.83%    28.67 yrs  10/15/03     7,513
  2nd mortgage                 271        7.83%       (1)     10/15/03       271
                            24,069
Less unamortized
  discounts                  (133)
       Total              $23,936

(1) Interest only payments

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Salem Courthouse.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                   Average Annual                   Average
                                    Rental Rates                   Occupancy
Property                         1996           1995          1996        1995

Plainview                    $6,672/unit      $6,450/unit      94%         89%
Salem Courthouse              5,915/unit       5,895/unit      93%         93%


The Managing General Partner attributes the increase in occupancy and average rental rates at Plainview Apartments to rebuilt amenities at the clubhouse including an indoor pool and sauna.

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

Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)

                                      1996          1996
                                     Taxes          Rate

Plainview                             $149          1.1%
Salem Courthouse                       254          9.2%

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

                                      PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of January 1996, there were 1,382 holders of record owning an aggregate of 1,011.5 Units.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

There were no distributions of cash from operations for the years ending December 31, 1995 and 1996. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Partnership realized a net loss of $940,000 for the year ended December 31, 1996, compared to a net loss of $997,000 for the year ended December 31, 1995. The net loss decreased primarily due to the non-recurring casualty gain recognized in 1996 relating to the Plainview Apartments fire and hail damage (See "Note G" to the Consolidated Financial Statements in "Item 7"). Rental revenues increased slightly to $5,156,000 for the year ended December 31, 1996, compared to $4,883,000 for the year ended December 31, 1995 due to the increased occupancy and average rental rates at Plainview discussed in "Item 2" above.

Maintenance expenses increased $193,000 or 27.4% for the year ended December 31, 1996, compared to the year ended December 31, 1995, due to parking lot repairs and various interior and exterior building repairs at Plainview Apartments and major landscaping improvements, repairs for a gas leak and swimming pool repairs at Salem Courthouse Apartments. Also during 1996, Salem Courthouse performed various exterior building repairs including balcony and stairway renovations.

The casualty loss recognized during the year ended December 31, 1995, resulted from negotiations with the insurance carrier that modified the scope of the clubhouse replacement and adjusted the insurance proceeds to be received by $51,000, offset by recognition of $25,000 of deferred gain. The casualty gain for the year ended December 31, 1996, related to the recognition of $10,000 of the deferred gain and a $201,000 gain relating to fire and hail damage at Plainview Apartments (See "Note G" to the Consolidated Financial Statements in "Item 7").

The loss on disposal of property for the years ended December 31, 1995 and 1996, relates to roof replacements at Plainview Apartments.

Included in maintenance expense for 1996 is approximately $294,000 of major repairs and maintenance comprised primarily of major landscaping expenses, swimming pool repairs, exterior building repairs and parking lot repairs.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

On November 15, 1995, the Partnership refinanced the mortgage encumbering Plainview Apartments. The total indebtedness refinanced was $15,336,000, of which $14,500,000 represented principal and $836,000 represented accrued interest. The refinancing replaced the aforementioned indebtedness which carried a stated interest rate of 9.33% and a maturity date of June 20, 1995. The new mortgage indebtedness carries the original stated interest rate and requires interest-only payments through the maturity date of November 15, 2010. Loan costs paid in 1995 for the refinancing totaled $216,000.

To facilitate the refinancing of Plainview Apartments during 1995, the property was placed into a lower-tier partnership known as Plainview Apartments, L.P. in 1994 in which Davidson Diversified Real Estate III is the 99.99% limited partner. Davidson Diversified Real Estate III retained substantially all economic benefits of the property.

The Partnership held unrestricted cash of $465,000 at December 31, 1996, compared to unrestricted cash of $541,000 at December 31, 1995. The decrease in net cash provided by operating activities for the year ended December 31, 1996, was primarily due to an increase in operating and maintenance expenses at both properties. Net cash used in investing activities increased for the year ended December 31, 1996, primarily due to an increase in the net deposits to restricted escrows and a decrease in insurance proceeds received during the year. Net cash used in financing activities decreased for the year ended December 31, 1996, due to the non-recurring nature of the loan costs associated with the debt refinancing at Plainview Apartments in 1995.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $23,936,000, net of discount, is amortized over varying periods as previously discussed in "Item 2. Description of Properties." The mortgage notes require balloon payments at dates ranging from October 15, 2003, to November 15, 2010, by which time the General Partner intends to sell or refinance the individual properties. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of these funds.

ITEM 7.  FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors

Consolidated Balance Sheet - December 31, 1996

Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements





                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                        /s/  ERNST & YOUNG LLP


Greenville, South Carolina
January 25, 1997

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                          CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                              December 31, 1996


Assets
  Cash:
     Unrestricted                                                       $  465
     Restricted-tenant security deposits                                   117
  Accounts receivable                                                        5
  Escrows for taxes                                                        130
  Restricted escrows                                                       254
  Other assets                                                             437
  Investment properties (Notes B and F):
     Land                                             $  2,821
     Buildings and related personal property            30,792
                                                        33,613
     Less accumulated depreciation                     (13,651)         19,962
                                                                       $21,370

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                     $   191
  Tenant security deposits                                                 118
  Accrued interest                                                          89
  Accrued taxes                                                            267
  Other liabilities                                                        220
  Mortgage notes payable (Note B)                                       23,936

Partners' Deficit
  General partners                                    $    (69)
  Limited partners (1,011.5 units
   issued and outstanding)                              (3,382)         (3,451)

                                                                       $21,370

         See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except unit data)


                                                Years Ended December 31,
                                                   1996             1995
Revenues:
  Rental income                                 $  5,156         $  4,883
  Other income                                       433              469
       Total revenues                              5,589            5,352

Expenses:
  Operating                                        1,697            1,589
  General and administrative                         173              158
  Maintenance                                        897              704
  Depreciation                                     1,352            1,283
  Interest                                         2,183            2,163
  Property taxes                                     413              396
       Total expenses                              6,715            6,293

Casualty events (Note G)                             211              (26)
Loss on disposal of property                         (25)             (30)

  Net loss                                      $   (940)        $   (997)


Net loss allocated to general partners (2%)     $    (19)        $    (20)
Net loss allocated to limited partners (98%)        (921)            (977)

                                                $   (940)        $   (997)

Net loss per limited partnership unit           $(910.53)        $(965.79)

          See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                 Limited
                               Partnership  General    Limited
                                  Units     Partners   Partners       Total

Original capital contributions     1,013    $      1   $ 20,240     $ 20,241

Partners' deficit at
  December 31, 1994              1,011.5    $    (30)  $ (1,484)    $ (1,514)

Net loss for the year ended
  December 31, 1995                   --         (20)      (977)        (997)

Partners' deficit at
  December 31, 1995             1,011.5          (50)    (2,461)      (2,511)

Net loss for the year ended
December 31, 1996                     --         (19)      (921)        (940)

Partners' deficit at
December 31, 1996               1,011.5     $    (69)  $ (3,382)    $ (3,451)

            See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Years Ended December 31,
                                                              1996            1995
Cash flows from operating activities:
  Net loss                                                $   (940)       $   (997)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                             1,352           1,283
    Amortization of discounts and loan costs                    64              51
    Casualty (gain) loss                                      (211)             26
    Loss on disposal of property                                25              30
    Change in accounts:
      Restricted cash                                           (7)             (4)
      Accounts receivable                                       24               3
      Escrows for taxes                                        (57)             30
      Other assets                                               4              16
      Accounts payable                                         115              (6)
      Accrued property taxes                                     4              (1)
      Tenant security deposit liabilities                        8               3
      Accrued interest                                          --              97
      Other liabilities                                         82             (38)

     Net cash provided by operating activities                 463             493

Cash flows from investing activities:
  Property improvements and replacements                      (710)           (755)
  Deposits to restricted escrows                              (355)           (144)
  Receipts from restricted escrows                             284             165
  Insurance proceeds from property damage                      343             430

         Net cash used in investing activities                (438)           (304)

Cash flows from financing activities:
  Payments on mortgage notes payable                          (101)            (93)
  Loan costs                                                    --            (216)

         Net cash used in financing activities                (101)           (309)

Net decrease in cash                                           (76)           (120)

Cash at beginning of period                                    541             661

Cash at end of period                                     $    465        $    541

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  2,119        $  2,015

           See Accompanying Notes to Consolidated Financial Statements

                       DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY


Interest Reclassification

As a result of the refinancing of the Plainview Apartments mortgage on November 7, 1995, $836,000 of accrued interest was reclassified to mortgage principal for the year ended December 31, 1995, as discussed in "Note C".

              See Accompanying Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate III, L.P. (the "Partnership") is a Delaware limited partnership organized in July 1985, to acquire and operate residential and commercial real estate properties. The Partnership owns and operates two apartment complexes located in Kentucky and Indiana.

PRINCIPLES OF CONSOLIDATION

The financial statements include all the accounts of the Partnership and the 99.99% owned lower-tier partnerships. All significant interpartnership balances have been eliminated.

To facilitate the refinancings of Salem Courthouse and Plainview Apartments in 1993 and 1994, respectively, the properties were placed into lower-tier partnerships known as Salem Courthouse, L.P. and Plainview, L.P., respectively. Davidson Diversified Real Estate III is the 99.99% limited partner in both lower tier partnerships and retained substantially all economic benefits of the properties. The minority interests in the lower-tier partnerships are immaterial.

ALLOCATIONS TO PARTNERS

Net income (other than that arising from the occurrence of a sale or disposition) and net loss shall be allocated 2% to the General Partners and 98% to the Limited Partners.

Net income arising from the occurrence of a sale or disposition shall be allocated as follows:

     First, to each Partner having a negative balance in his capital account, an amount of such net income (limited to such negative balance) in the same ratio as the negative balance in such Partner's capital account bears to the aggregate of the negative balances in all Partners' capital accounts;

      Second, the remainder of such net income, if any, shall be allocated 2% to the General Partners and 98% to the Limited Partners until the capital account balance of each Limited Partner shall equal an amount equal to the excess, if any, of (A) the sum of such Limited Partner's original invested capital, as defined, plus an amount equal to an 8% per annum cumulative noncompounded return on such Limited Partner's adjusted invested capital (commencing on the last day of the calendar quarter in which such Limited Partner's contribution of original invested capital is received by the Partnership), over (B) distributions previously made to such Limited Partner in payment of such amounts.

     Third, the remainder of such net income, if any, shall be allocated 15% to the General Partners and 85% to the Limited Partners.


INVESTMENT PROPERTIES

During 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

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

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $83,000 and $71,000 for the years ended December 31, 1996 and 1995, respectively.

CASH

The Partnership considers only unrestricted cash to be cash. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.


RESTRICTED ESCROWS

   1)  CAPITAL IMPROVEMENT RESERVES

At the time of the 1993 refinancing of the Salem Courthouse mortgage note payable, approximately $176,000 of the proceeds were designated for a "Capital Improvement Reserve" for certain capital improvements. At December 31, 1996, the remaining reserve balance was $5,000. The capital improvements are anticipated to be completed in calendar year 1997 and any excess funds will be released for property operations.

   2)  RESERVE ACCOUNT

In addition to the Capital Improvement Reserve, a general operating reserve account of approximately $114,000 was established with the refinancing proceeds for the refinanced property. These funds were established to fund necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equalled $400 per apartment unit or approximately $155,000 in total. At December 31, 1996, the balance in the reserve account was $164,000 including interest earned on the reserves.

   3)  PROJECT IMPROVEMENT ACCOUNT

Plainview Apartments has a project improvement account which holds insurance proceeds received after the 1994 clubhouse fire. The funds are used to make repairs and improvements to the clubhouse. At December 31, 1996, the balance in the project improvement account was $15,000.

LOAN COSTS

Loan costs of $559,000 less accumulated amortization of $122,000, included in other assets, are amortized on a straight-line basis over the life of the respective loans. The amortization expense is included in interest expense.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less.

RESTRICTED CASH - TENANT SECURITY DEPOSITS

The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers the deposits to be restricted cash.
Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

FAIR VALUE

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing (see "Note B").

NOTE B -  MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

The principal terms of mortgage notes payable are as follows:

                       Principal      Monthly                          Principal
                       Balance At     Payment     Stated                Balance
                      December 31,   Including   Interest  Maturity     Due At
Property                  1996       Interest      Rate       Date     Maturity
Plainview Apartments   $15,336        $119(1)     9.33%    11/15/10     $15,336
Salem Courthouse
 1st mortgage            8,462          64        7.83%    10/15/03       7,513
 2nd mortgage              271           2(1)     7.83%    10/15/03         271
                        24,069
Less unamortized
 discounts                (133)

    Totals             $23,936                                          $23,120

(1)  Interest only payments.

The Partnership exercised an interest rate buy-down option for Salem Courthouse when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $177,000 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.


Scheduled principal payments of mortgage notes payable subsequent to December 31 are as follows:

         Years Ending December 31,

            1997                          $   109
            1998                              118
            1999                              128
            2000                              138
            2001                              149
            Thereafter                     23,427
                                          $24,069


Mortgages are collateralized by the related property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity.

The carrying value of the Partnership's aggregate mortgages approximates their estimated fair value.

NOTE C - REFINANCING

On November 15, 1995, the Partnership refinanced the mortgage encumbering Plainview Apartments. The total indebtedness refinanced was $15,336,000, of which $14,500,000 represented principal and $836,000 represented accrued interest. The refinancing replaced the aforementioned indebtedness which carried a stated interest rate of 9.33% and a maturity date of June 20, 1995. The new mortgage indebtedness carries the original stated interest rate and requires interest-only payments through the maturity date of November 15, 2010. Total loan costs incurred in 1995 for the refinancing totaled $216,000 and are included in other assets.

NOTE D - INCOME TAXES
(dollar amounts in thousands, except unit data)

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) amortization of present value discounts, (2) depreciation over different methods and lives and on differing cost bases of investment properties, (3) change in rental income received in advance, (4) casualty gain
(loss) on property damages,  and (5) gain (loss) on disposition of property.


(dollar amounts in thousands, except unit data)

The following is a reconciliation of reported net loss and Federal taxable loss:


                                             1996                  1995

Net loss as reported                   $    (940)         $     (997)
Add (deduct)
   Depreciation differences                  (35)                (73)
   Unearned income                           (10)                (91)
   Amortization                               (3)                 (4)
   Disposition of property                  (145)                 56
   Other                                       28                 19

Federal taxable loss                   $   (1,105)        $   (1,090)

Federal taxable loss per
   limited partnership unit            $(1,070.45)        $(1,055.04)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities:


     Net deficit as reported                             $(3,451)
     Land and buildings                                      640
     Accumulated depreciation                             (6,930)
     Syndication                                           1,621
     Distribution fees                                     1,051
     Other                                                     2
      Net deficit - Federal tax basis                    $(7,067)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES
(dollar amounts in thousands)

Affiliates of Insignia Financial Group, Inc. ("Insignia") own the Partnership's Managing General Partner. The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.


The following payments were made to affiliates of Insignia in 1996 and 1995:

                                                 1996                1995

Property management fees                        $ 277           $ 261
Reimbursement for services of affiliates          174             114

Included in reimbursement for services of affiliates above are $46,000 and $24,000 for the years ending December 31, 1996 and 1995, respectively, for reimbursements for construction oversight costs related to the Partnership's capital improvement and major repair projects.

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


NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)

                                                Initial Cost
                                                To Partnership
                                                            Buildings          Cost
                                                           and Related      Capitalized
                                                             Personal      Subsequent to
Description                   Encumbrances      Land         Property       Acquisition
Salem Courthouse Apartments
  Indianapolis, Indiana        $ 8,733         $  774         $11,198         $  841
Plainview
  Louisville, Kentucky          15,336          2,047          16,584          2,169

     Totals                    $24,069         $2,821         $27,782         $3,010



                   Gross Amount At Which Carried
                    At December 31, 1996
                           Buildings
                              And
                            Related
                           Personal          Accumulated      Date of       Date    Depreciable
Description        Land    Property   Total  Depreciaion   Construction   Acquired   Life-Years
Salem Courthouse  $  774    $12,039  $12,813   $ (5,535)       1978        11/85       5-25
                                                            Phase I 1973   05/86

Plainview          2,047     18,753   20,800     (8,116)     Phase II      05/86       5-25
                                                               1978

     Totals       $2,821    $30,792  $33,613   $(13,651)


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                              Years Ended December 31,
                                                 1996             1995
Investment Properties
Balance at beginning of year                   $33,183         $ 32,504
   Property improvements                           710              755
   Disposition of apartment property              (42)              (76)
   Removal for casualty event                     (238)               --

Balance at End of Year                         $33,613          $ 33,183
Accumulated Depreciation
Balance at beginning of year                   $12,412          $ 11,175
   Additions charged to expense                  1,352             1,283
   Disposition of apartment property              (17)               (46)
   Removal for casualty event                     (96)                --

Balance at end of year                         $13,651          $ 12,412


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $34,253,000 and $33,886,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $20,581,000 and $19,195,000.


NOTE G - DAMAGES

In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received subsequent to December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $263,000 resulting in a casualty gain of $237,000. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,000 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,000 casualty gain was deferred at December 31, 1994, due to related expenses expected to be incurred during the coming year that were not reimbursable by insurance. During the year ended December 31, 1995, the Partnership recognized $25,000 of the deferred gain and reduced its estimate of the casualty gain by $51,000 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. The Partnership received approximately $430,000 of the insurance proceeds during 1995. During the year ended December 31, 1996, the Partnership recognized the remaining $10,000 of the deferred gain. As of December 31, 1996, all insurance proceeds relating to the fire had been received.

In May 1996, Plainview sustained hail damage to many of the roofs on the property. Insurance proceeds received in connection with this casualty were approximately $220,000 and were deposited in an escrow held by the mortgage company. Payments are being made from the escrow as the roofs are repaired. At December 31, 1996, approximately $71,000 remains in the escrow. The insurance proceeds received approximated the estimated cost of the roof replacements.

In September 1996, Plainview Apartments incurred damage to eight apartment units as the result of a fire at the property. Insurance proceeds received related to the fire approximated $123,000. Total insurance proceeds received approximated the estimated cost of replacing the damaged property.

As a result of the 1996 casualty events, investment property with a replacement cost of approximately $343,000 and a net book value of approximately $142,000 was replaced. Accordingly, a casualty gain of $201,000 was recorded during 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Davidson Diversified Properties, Inc., ("DDPI") the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with DDPI presently held by them are as follows:


Name                        Age             Position

Carroll D. Vinson           56              President

Robert D. Long, Jr.         29              Controller and Principal
                                            Accounting Officer

William H. Jarrard, Jr.     50              Vice President

John K. Lines               37              Secretary

Kelley M. Buechler          39              Assistant Secretary


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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

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


ITEM 10.   EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers and/or directors of the Managing General Partner during 1996 or 1995. See "Item 12". below and "Note E" of the Notes to the Consolidated Financial Statements for a discussion of compensation and reimbursements paid to the General Partners and certain affiliates.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 1997, no security holder was known by Registrant to be the beneficial owner of more than 5% of the Units of Registrant.

As of February 1997, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.


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

Effective January 1, 1992, services for partnership administration, asset management, and investor relations were assumed by affiliates of Insignia. The management fees paid to Insignia affiliates in 1996 and 1995 were $277,000 and $261,000 respectively. Reimbursements for administrative services paid to Insignia affiliates in 1996 and 1995 were $174,000 and $114,000, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) No Reports on Form 8-K were filed during the fourth quarter of 1996.

                                     SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                DAVIDSON DIVERSIFIED REAL ESTATE III

                                By: Davidson Diversified Properties, Inc., Managing General Partner

                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                Date:  March 25, 1997



   In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson                President
Carroll D. Vinson



/s/Robert D. Long, Jr.              Controller and Principal
Robert D. Long, Jr.                 Accounting Officer



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