Form 10QSB
period 1997-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1997-05-06
CIK 773679

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


                For the quarterly period ended March 31, 1997

                                      or

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
                                 (Unaudited)

                                March 31, 1997


Assets
     Unrestricted                                                     $   397
     Restricted-tenant security deposits                                  111
  Accounts receivable                                                      10
  Escrows for taxes                                                       208
  Restricted escrows                                                      170
  Other assets                                                            424
  Investment properties
     Land                                           $  2,821
     Buildings and related personal property          30,843
                                                      33,664
     Less accumulated depreciation                   (13,996)          19,668

                                                                      $20,988

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                    $    42
  Tenant security deposits                                                111
  Accrued interest                                                         89
  Accrued taxes                                                           376
  Other liabilities                                                       127
  Mortgage notes payable                                               23,913

Partners' Deficit
  General partners                                  $    (73)
  Limited partners (1,011.5 units
   issued and outstanding)                            (3,597)          (3,670)

                                                                      $20,988

          See Accompanying Notes to Consolidated Financial Statements

b)        DAVIDSON DIVERSIFIED REAL ESTATE III, LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)
                                 (Unaudited)



                                                 Three Months Ended
                                                      March 31,
                                                 1997            1996
Revenues:
  Rental income                               $  1,284        $  1,258
  Other income                                     149             114
     Total revenues                              1,433           1,372

Expenses:
  Operating                                        453             393
  General and administrative                        43              45
  Maintenance                                      157             131
  Depreciation                                     345             332
  Interest                                         545             546
  Property taxes                                   109             108
     Total expenses                              1,652           1,555

  Casualty gain                                     --               6

  Net loss                                    $   (219)       $   (177)

Net loss allocated to general
  partners (2%)                               $     (4)       $     (4)
Net loss allocated to limited
  partners (98%)                                  (215)           (173)

                                              $   (219)       $   (177)

Net loss per limited partnership unit         $(212.56)       $(171.03)


          See Accompanying Notes to Consolidated Financial Statements

   c)             DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)
                                 (Unaudited)

                                        Limited
                                      Partnership     General     Limited
                                         Units        Partners    Partners       Total
Original capital contributions          1,013        $      1     $ 20,240     $ 20,241

Partners' deficit at
  December 31, 1996                     1,011.5      $    (69)    $ (3,382)    $ (3,451)

Net loss for the three months
  ended March 31, 1997                       --            (4)        (215)       (219)

Partners' deficit at
  March 31, 1997                        1,011.5      $    (73)    $ (3,597)    $(3,670)

          See Accompanying Notes to Consolidated Financial Statements

d)                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                 March 31,
                                                             1997           1996
Cash flows from operating activities:
  Net loss                                                $   (219)       $   (177)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
   Depreciation                                                345             332
  Amortization of discounts and loan costs                      16              16
  Casualty gain                                                 --              (6)
  Change in accounts:
      Restricted cash                                            6              (3)
      Accounts receivable                                       (5)             15
      Escrows for taxes                                        (78)            (77)
      Other assets                                               1               4
      Accounts payable                                        (149)            (49)
      Tenant security deposit liabilities                       (7)              3
      Accrued property taxes                                   109             108
      Other liabilities                                        (93)            (43)

         Net cash (used in) provided by
           operating activities
                                                               (74)            123
Cash flows from investing activities:
  Property improvements and replacements                       (51)            (42)
  Deposits to restricted escrows                                (1)             (6)
  Receipts from restricted escrows                              85              11

         Net cash provided by (used in)
           investing activities                                 33             (37)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (27)            (25)

         Net cash used in financing activities                 (27)            (25)

Net increase (decrease) in cash                                (68)             61

Cash at beginning of period                                    465             541

Cash at end of period                                      $   397         $   602

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   528         $   530

          See Accompanying Notes to Consolidated Financial Statements

e)              DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Davidson Diversified Real Estate III Limited Partnership ("Partnership") annual report on Form 10-KSB for the year ended December 31, 1996.

Reclassifications

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - CLUBHOUSE DAMAGE

In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received after December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $262,720 resulting in a casualty gain of $237,280. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,280 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,280 casualty gain was deferred at December 31, 1994, due to related expenses that were not reimbursable by insurance. During the first quarter of 1995, the Partnership reduced its estimate of the casualty gain by $162,000 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. During the three months ended March 31, 1996, the Partnership recognized $6,000 of the deferred gain. As of March 31 1996, all insurance proceeds had been received and approximately $4,000 of the deferred gain remained.

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

The following payments were made to affiliates of Insignia during the three months ended March 31, 1997 and 1996:

                                                      Three Months Ended
                                                           March 31,
                                                      1997         1996
                                                        (in thousands)


  Property management fees                           $   71       $   68

  Reimbursement for services of affiliates               29           27


In addition, $11,000 and $6,000 for the three months ended March 31, 1997 and 1996, respectively, representing reimbursements for construction oversight costs related to the Partnership's capital improvement and major repair projects was paid to affiliates of Insignia.

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 1997 and 1996:

                                                   Average
                                                  Occupancy

                                               1997         1996
  Salem Courthouse
    Indianapolis, Indiana                      91%           93%
  Plainview Apartments
    Louisville, Kentucky                       90%           93%

The Managing General Partner attributes the decrease in occupancy at Plainview Apartments to increased competition in the area's apartment market due to new apartments being recently built in the area.

The Partnership realized a net loss of $219,000 for the three months ended March 31, 1997, compared to a net loss of $177,000 for the corresponding period of 1996. The increase in net loss for the period is primarily attributable to an increase in total expenses partially offset by an increase in revenues. Other income increased for the three months ended March 31, 1997, as a result of an increase in corporate unit rentals at Plainview Apartments. The property leased twelve more units than budgeted due to increased military personnel in the area.

Operating expenses increased primarily due to increased corporate unit expenses as a result of military personnel in the area as mentioned above, increased utility expenses due to rate increases at both properties, increased maintenance salaries at Plainview Apartments due to an additional technician being hired and increased administrative salaries at Salem Courthouse due to the part-time property manager becoming permanent during first quarter of 1997. Maintenance expense increased due to increased expenditures for landscape maintenance and painting at both properties.

The casualty gain for the three months ended March 31, 1996, relates to the recognition of a portion of the deferred gain (See "Note B" of the Notes to Consolidated Financial Statements).

Included in maintenance expense for the three months ended March 31, 1997, is approximately $33,000 of major repairs and maintenance comprised primarily of clubhouse and office furniture and exterior building repairs.

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

The Partnership held unrestricted cash of $397,000 at March 31, 1997, compared to unrestricted cash of $602,000 at March 31, 1996. The increase in net cash used in operating activities for the three months ended March 31, 1997, was due primarily to the increases in operating expenses discussed above. Net cash provided by investing activities increased due to an increase in receipts from restricted escrows. These receipts related to the remaining funds held in escrow as a result of the hail damage sustained in 1996. Net cash used in financing activities was comparable for the three months ended March 31, 1997 and 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of approximately $23,913,000, net of discount, requires balloon payments at dates ranging from October 15, 2003, to November 15, 2010, by which time the General Partner intends to sell or refinance the individual properties. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of partnership cash reserves.

                              PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  (b)      Reports on Form 8-K:

           None filed during the quarter ended March 31, 1997.


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

                 Date: May 6, 1997