Form 10QSB
period 1997-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1997-08-04
CIK 773679

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the transition period.........to.........


                        Commission file number 0-15676



           DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)



         Delaware                                              62-1242599
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
   Greenville, South Carolina                                    29602
(Address of principal executive offices)                        Zip Code

                                (864) 239-1000
                          Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No



                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)         DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)
                                 (Unaudited)

                                June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                               $   315
     Restricted-tenant security deposits                            104
  Accounts receivable                                                13
  Escrows for taxes                                                 193
  Restricted escrows                                                172
  Other assets                                                      472
  Investment properties:
    Land                                        $  2,821
    Buildings and related personal
       property                                   30,926
                                                  33,747
     Less accumulated depreciation               (14,344)        19,403
                                                                $20,672

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                              $    96
  Tenant security deposits                                          105
  Accrued interest                                                   89
  Accrued taxes                                                     349
  Other liabilities                                                 127
  Mortgage notes payable                                         23,890

Partners' Deficit
  General partners                              $    (80)
  Limited partners (1,011.5 units
   issued and outstanding)                        (3,904)        (3,984)
                                                                $20,672

             See Accompanying Notes to Consolidated Financial Statements


b)                DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except unit data)
                                        (Unaudited)

                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                        1997          1996          1997           1996
Revenues:
  Rental income                    $  1,295      $  1,285      $  2,579       $  2,543
  Other income                          102           106           251            220

    Total revenues                    1,397         1,391         2,830          2,763


Expenses:
  Operating                             505           422           958            825
  General and administrative             40            51            83             86
  Maintenance                           161           232           318            363
  Depreciation                          348           335           693            667
  Interest                              544           547         1,089          1,093
  Property taxes                        113            96           222            204

    Total expenses                    1,711         1,683         3,363          3,238

  Casualty gain                          --             4            --             10

     Net loss                      $   (314)     $   (288)     $   (533)      $   (465)

Net loss allocated to general
  partners (2%)                    $     (6)     $     (6)     $    (11)      $     (9)
Net loss allocated to limited
  partners (98%)                       (308)         (282)         (522)          (456)
     Net loss                      $   (314)     $   (288)     $   (533)      $   (465)

Net loss per limited partnership
  unit:                            $(304.50)     $(278.79)     $(516.07)      $(450.82)

                See Accompanying Notes to Consolidated Financial Statements

c)                DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                              (in thousands, except unit data)
                                        (Unaudited)

                                        Limited
                                      Partnership      General      Limited
                                         Units        Partners      Partners       Total
Original capital contributions          1,013         $     1       $20,240      $20,241

Partners' deficit at
  December 31, 1996                   1,011.5         $   (69)      $(3,382)     $(3,451)

Net loss for the six months
  ended June 30, 1997                      --             (11)         (522)        (533)

Partners' deficit at
  June 30, 1997                       1,011.5         $   (80)      $(3,904)     $(3,984)

                See Accompanying Notes to Consolidated Financial Statements

d)             DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                     (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           1997             1996
Cash flows from operating activities:
  Net loss                                               $  (533)          $ (465)
    Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
    Depreciation                                             693              667
    Amortization of mortgage discounts and
    loan costs                                                33               32
    Casualty gain                                             --              (10)
    Change in accounts:
      Restricted cash                                         13              (13)
      Accounts receivable                                     (8)              13
      Escrows for taxes                                      (63)             (79)
      Other assets                                           (60)               4
      Accounts payable                                       (95)              (8)
      Accrued property taxes                                  82               75
      Tenant security deposit liabilities                    (13)              13
      Other liabilities                                      (93)             (28)

        Net cash (used in) provided by operating
            activities                                       (44)             201

Cash flows from investing activities:
  Property improvements and replacements                    (134)            (102)
  Deposits to restricted escrows                              (4)              (7)
  Receipts from restricted escrows                            86               11

        Net cash used in investing activities                (52)             (98)

Cash flows used in financing activities:
  Payments on mortgage notes payable                         (54)             (50)

Net (decrease) increase in unrestricted cash
  and cash equivalents                                      (150)              53

Unrestricted cash and cash equivalents at
  beginning of period                                        465              541

Unrestricted cash and cash equivalents at end
  of period                                              $   315          $   594

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $ 1,056          $ 1,060

          See Accompanying Notes to Consolidated Financial Statements

e)             DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III Limited Partnership (the "Partnership or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - CLUBHOUSE DAMAGE

In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received subsequent to December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $263,000, resulting in a casualty gain of $237,000. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,000 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,000 casualty gain was deferred at December 31, 1994, due to related expenses that were not reimbursable by insurance. During 1995, the Partnership reduced its estimate of the casualty gain by $69,000 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. During the six months ended June 30, 1996, the Partnership recognized $10,000 of the deferred gain. As of June 30, 1996, all insurance proceeds had been received.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

The following payments were made to the Managing General Partner and its affiliates during the six months ended June 30, 1997 and 1996:

                                                    1997          1996
                                                      (in thousands)

Property management fees                           $ 140         $ 137
Reimbursement for services of affiliates              55            66


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
                                                  1997         1996

Salem Courthouse
 Indianapolis, Indiana                            90%          94%
Plainview Apartments
  Louisville, Kentucky                            91%          93%


The Managing General Partner attributes the decrease in occupancy at Salem Courthouse to the relocation of military personnel that were in the area.

The Partnership realized a net loss of $533,000 for the six months ended June 30, 1997, compared to a net loss of $465,000 for the corresponding period of 1996. The Partnership realized net losses of $314,000 and $288,000 for the three months ended June 30, 1997 and 1996, respectively. The increase in net loss for the three and six months ended June 30, 1997, versus the same periods in 1996, is primarily attributable to an increase in total expenses, which is only partially offset by an increase in revenues. Despite a slight drop in occupancy, rental revenue increased due to an increase in average rental rates at both investment properties. Other income increased for the three and six months ended June 30, 1997, as a result of an increase in corporate unit rentals at Plainview Apartments. The property leased twelve more units than budgeted due to increased military personnel in the area in the first quarter of 1997.

Operating expenses increased due to increased corporate unit expenses at Plainview Apartments as a result of an influx of military personnel in the area in the first quarter of 1997, as mentioned above. Also, utility expenses increased due to rate increases at both properties, maintenance salaries expense increased at Plainview Apartments due to an additional technician being hired and advertising expense increased at Salem Courthouse due to the extra concessions that were offered after the military personnel left. Maintenance expense decreased due to decreased expenditures at Salem Courthouse for swimming pool repairs, such as painting, resurfacing, and retiling. At Plainview Apartments, the completion of parking lot repairs and various interior and exterior building repairs in 1996 led to a decrease in maintenance expense for the three and six months ended June 30, 1997. Depreciation expense has increased at both investment properties due to various interior capital improvements such as floor covering and HVAC replacement.

The casualty gain for the six months ended June 30, 1996, relates to the recognition of a portion of the deferred gain (See "Note B" of the Notes to Consolidated Financial Statements).

Included in maintenance expense for the six months ended June 30, 1997, is approximately $47,000 of major repairs and maintenance comprised primarily of office equipment, exterior painting and exterior building improvements. Included in maintenance expense for the six months ended June 30, 1996, is approximately $71,000 of major repairs and maintenance comprised primarily of exterior building repairs, swimming pool repairs, and gutter repairs.

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

The Partnership held unrestricted cash and cash equivalents of $315,000 at June 30, 1997, compared to unrestricted cash and cash equivalents of $594,000 at June 30, 1996. Net cash used in operating activities for the six months ending June 30, 1997, results from an increase in prepaid liability insurance at both investment properties, a decrease in the accrued liability related to hail damage sustained in May 1996 at Plainview Apartments, and a decrease in accounts payable due to the timing of the payment of various operating expenses. Net cash used in investing activities decreased due to an increase in receipts from restricted escrows. These receipts related to the remaining funds held in escrow as a result of the hail damage mentioned previously. Net cash used in financing activities was consistent for the six months ended June 30, 1997 and 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as meet future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $23,890,000, net of discount, requires balloon payments which total $23,120,000 at dates ranging from October 2003 to November 2010, by which time the Managing General Partner intends to sell or refinance the individual properties. There were no cash distributions made for the six months ended June 30, 1997 or 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of Partnership cash reserves.




                             PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b) Reports on Form 8-K:

       None filed during the quarter ended June 30, 1997.

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

                  Date: August 4, 1997