Form 10QSB
period 1997-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1997-11-04
CIK 773679

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period.........to.........


                         Commission file number 0-15676



            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)



         Delaware                                              62-1242599
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)

                                 (864) 239-1000
                          (Issuer's telephone number)



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

                               September 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                            $   274
     Restricted-tenant security deposits                          94
  Accounts receivable                                             14
  Escrows for taxes                                              310
  Restricted escrows                                             173
  Other assets                                                   447
  Investment properties:
    Land                                        $  2,821
    Buildings and related personal
       property                                   31,052
                                                  33,873
     Less accumulated depreciation               (14,698)     19,175
                                                             $20,487
Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                           $   130
  Tenant security deposits                                        94
  Accrued interest                                                89
  Accrued taxes                                                  460
  Other liabilities                                              127
  Mortgage notes payable                                      23,866
Partners' Deficit
  General partners                              $    (86)
  Limited partners (1,013 units
   issued and 1,011.5 outstanding)                (4,193)     (4,279)
                                                             $20,487

             See Accompanying Notes to Consolidated Financial Statements


b)       DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)




                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                        1997      1996       1997        1996
Revenues:
  Rental income                     $  1,350   $  1,314  $  3,929    $  3,857
  Other income                            84         96       335         316
    Total revenues                     1,434      1,410     4,264       4,173

Expenses:
  Operating                              452        397     1,410       1,222
  General and administrative              45         39       128         125
  Maintenance                            223        301       541         664
  Depreciation                           354        340     1,047       1,007
  Interest                               544        545     1,633       1,638
  Property taxes                         111        106       333         310
    Total expenses                     1,729      1,728     5,092       4,966

  Casualty gain (Note B)                  --         --        --          10
  Loss on disposal of property            --        (26)       --         (26)

     Net loss                       $   (295)  $   (344) $   (828)   $   (809)

Net loss allocated to general
  partners (2%)                     $     (6)  $     (7) $    (17)   $    (16)
Net loss allocated to limited
  partners (98%)                        (289)      (337)     (811)       (793)
     Net loss                       $   (295)  $   (344) $   (828)   $   (809)
Net loss per limited
  partnership unit:                 $(285.71)  $(333.17) $(801.78)   $(783.98)

                See Accompanying Notes to Consolidated Financial Statements



c)          DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                   Limited
                                 Partnership     General     Limited
                                    Units       Partners    Partners     Total

Original capital contributions      1,013       $     1      $20,240    $20,241

Partners' deficit at
  December 31, 1996               1,011.5       $   (69)     $(3,382)   $(3,451)

Net loss for the nine months
  ended September 30, 1997             --           (17)        (811)      (828)

Partners' deficit at
  September 30, 1997              1,011.5       $   (86)     $(4,193)   $(4,279)


                See Accompanying Notes to Consolidated Financial Statements

d)        DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                           Nine Months Ended
                                                             September 30,
                                                           1997        1996
Cash flows from operating activities:
  Net loss                                                $  (828)    $ (809)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                            1,047      1,007
    Amortization of mortgage discounts and
    loan costs                                                 49         48
    Casualty gain                                              --        (10)
    Loss on disposal of property                               --         26
    Change in accounts:
      Restricted cash                                          23        (11)
      Accounts receivable                                      (9)      (121)
      Escrows for taxes                                      (180)      (191)
      Other assets                                            (48)       (11)
      Accounts payable                                        (61)       140
      Accrued property taxes                                  193        180
      Tenant security deposit liabilities                     (24)        11
      Other liabilities                                       (93)       354

        Net cash provided by operating
            activities                                         69        613

Cash flows from investing activities:
  Property improvements and replacements                     (260)      (261)
  Deposits to restricted escrows                               (5)      (229)
  Receipts from restricted escrows                             86         11

        Net cash used in investing activities                (179)      (479)

Cash flows used in financing activities:
  Payments on mortgage notes payable                          (81)       (75)

Net (decrease) increase in unrestricted cash
  and cash equivalents                                       (191)        59

Unrestricted cash and cash equivalents at
  beginning of period                                         465        541

Unrestricted cash and cash equivalents at end
  of period                                               $   274    $   600

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 1,584    $ 1,590

          See Accompanying Notes to Consolidated Financial Statements


e)             DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III Limited Partnership (the "Partnership or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - DAMAGES

In November 1994, the clubhouse at Plainview Apartments sustained extensive damage due to an electrical fire. The insurance proceeds to be received subsequent to December 31, 1994, were originally estimated at $500,000. The destroyed clubhouse had a net book value of $263,000, resulting in a casualty gain of $237,000. A receivable for the estimated proceeds, along with the retirement of the clubhouse's net book value and $202,000 of the corresponding casualty gain was recognized at December 31, 1994. The remaining $35,000 of the $237,000 casualty gain was deferred at December 31, 1994, due to related expenses that were not reimbursable by insurance. During 1995, the Partnership reduced its estimate of the casualty gain by $51,000 due to negotiations with the insurance carrier which modified the scope of the clubhouse replacement and reduced the insurance proceeds to be received. During the nine months ended September 30, 1996, the Partnership recognized $10,000 of the deferred gain. As of September 30, 1996, all insurance proceeds had been received.

In May 1996, Plainview Apartments sustained hail damage to many of the roofs on the property. Insurance proceeds of $220,000 received in connection with this casualty approximated the estimated costs of the roof repairs.

In September 1996, Plainview Apartments incurred damage to eight apartments as a result of a fire at the property. Insurance proceeds to be received related to the fire approximated $123,000. Total insurance proceeds to be received approximated the estimated costs of repairs.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and its affiliates during the nine months ended September 30, 1997 and 1996:

                                                        1997       1996
                                                        (in thousands)

Property management fees (included in operating       $  212     $ 206
   expenses)
Reimbursement for services of affiliates (included
   in general and administrative expenses)                93        97

Included in reimbursement for services of affiliates is approximately $2,000 and $11,000 of construction oversight costs for the nine months ended September 30, 1997 and 1996, respectively.

From January 1, 1996, through August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 1997 and 1996:


                                                      Average
                                                     Occupancy
                                                 1997         1996

Salem Courthouse
 Indianapolis, Indiana                            92%          94%
Plainview Apartments
  Louisville, Kentucky                            92%          94%


The Partnership realized net losses of approximately $828,000 and approximately $809,000 for the nine months ended September 30, 1997 and 1996, respectively. The Partnership realized net losses of approximately $295,000 and approximately $344,000 for the three months ended September 30, 1997 and 1996, respectively. The increase in net loss for the nine months ended September 30, 1997, versus the same period in 1996, is primarily attributable to an increase in total expenses, which is only partially offset by an increase in revenues. The Partnership recognized a decrease in net loss for the three months ended September 30, 1997, as compared to the three months ended September 30, 1996, due to an increase in revenues, while expenses remained relatively constant. Despite a slight drop in occupancy, rental revenues increased due to an increase in average rental rates at both investment properties. Other income increased for the nine months ended September 30, 1997, as a result of an increase in corporate unit rentals at Salem Courthouse. The property leased more units due to increased military personnel that were in the area through March 1997.

Also, as a result of the increased corporate units rentals, operating expenses increased at Salem Courthouse. Utility expenses increased due to rate increases at both properties, maintenance salaries expense increased at Plainview Apartments due to an additional technician being hired and advertising expense increased at Salem Courthouse due to the extra concessions that were offered after military personnel left. Maintenance expense decreased due to decreased expenditures at Plainview Apartments due to the completion of parking lot repairs, major landscaping projects and various interior and exterior building repairs in 1996, which led to a decrease in maintenance expense for the three and nine months ended September 30, 1997.

The casualty gain of approximately $10,000 for the nine months ended September 30, 1996, relates to the recognition of a portion of the deferred gain from a fire at Plainview Apartments in 1994 (See "Note B" of the Notes to Consolidated Financial Statements). The loss on disposal of property of approximately $26,000 for the nine months ended September 30, 1996, is due to roof replacements at Plainview Apartments. These roofs were not yet fully depreciated at the time of replacement.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $84,000 of major repairs and maintenance comprised primarily of office equipment, exterior painting, exterior building improvements, and parking lot repairs. Included in maintenance expense for the nine months ended September 30, 1996, is approximately $211,000 of major repairs and maintenance comprised primarily of exterior building repairs, swimming pool repairs, gutter repairs, parking lot repairs, and major landscaping.

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

The Partnership held unrestricted cash and cash equivalents of approximately $274,000 at September 30, 1997, compared to unrestricted cash and cash equivalents of approximately $600,000 at September 30, 1996. The decrease in net cash provided by operating activities for the nine months ending September 30, 1997, results from a decrease in the accrued liability related to the hail damage sustained in May 1996 at Plainview Apartments and a decrease in accounts payable due to the timing of the payment of various operating expenses. Net cash used in investing activities decreased due to an increase in receipts from restricted escrows and a decrease in deposits to restricted escrows. When the insurance proceeds were received from the hail damage mentioned previously, they were deposited into a restricted escrow account. The remaining funds were later withdrawn to make the needed repairs. Net cash used in financing activities was consistent for the nine months ended September 30, 1997 and 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as meet future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $23,866,000, net of discount, requires balloon payments which total $23,120,000 at dates ranging from October 2003 to November 2010, at which time the Managing General Partner intends to sell or refinance the individual properties. There were no cash distributions made for the nine months ended September 30, 1997 or 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales.


                             PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   (b) Reports on Form 8-K:

       None filed during the quarter ended September 30, 1997.

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  DAVIDSON DIVERSIFIED REAL ESTATE III

                  By:  Davidson Diversified Properties, Inc.
                       Managing General Partner


                  By:  /s/ Carroll D. Vinson
                       Carroll D. Vinson
                       President


                  By:  /s/ Robert D. Long, Jr.
                       Robert D. Long, Jr.
                       Vice President/CAO


                  Date: November 4, 1997