Form 10KSB
period 1997-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1998-03-16
CIK 773679

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[  ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]

          For the transition period from ___________ to ______________

                         Commission file number 0-15676

            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
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

State issuer's revenues for its most recent fiscal year:  $5,706,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available.
Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Davidson Diversified Real Estate III Limited Partnership (the "Registrant" or "Partnership") is a Delaware limited partnership organized in July 1985. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General
Partners") (collectively, the "General Partners").

The Managing General Partner is owned by MAE GP corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

Effective December 31, 1991, the majority of general partner and limited partner interests in Freeman Equities, Ltd., the Associate General Partner, were acquired by MAE Investments, Inc. and Insignia Jacques-Miller, L.P., respectively, both of whom are affiliates of Insignia.

The offering of the Partnership's limited partnership units ("Units") commenced on October 28, 1985, and terminated on October 24, 1986. The Partnership received gross proceeds from the offering of $20,240,000 and net proceeds of $17,912,400.

Holders of Units shall hereinafter be referred to as Limited Partners ("Limited Partners"). Limited Partners together with the General Partners shall be referred to as the Partners ("Partners").

The Partnership's primary business is to operate and hold for investment existing income-producing residential real properties. Industry segment information is not relevant. The Partnership does not engage in any foreign operations nor derive any income from foreign sources.

All of the net proceeds of the offering were invested in the Partnership's six properties, four of which have since been sold or foreclosed. See "Item 2. Description of Properties," below for a description of the Partnership's remaining properties.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

The real estate business is highly competitive and the Partnership is not a significant factor in this industry. The Partnership's properties are subject to competition from similar properties in the vicinity in which each property is located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

The Partnership has no employees. Management and administrative services are performed by the Managing General Partner and affiliates of Insignia. Effective January 1, 1992, affiliates of Insignia began providing property management and asset management services to the Partnership. See "Item 12. Certain Relationships and Related Transactions" for a discussion of transactions with the Managing General Partner and its affiliates.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                             Date of
Property                    Purchase    Type of Ownership       Use

Plainview Apartments        05/06/86  Fee ownership subject   Apartment -
  Louisville, Kentucky                to wraparound mortgage  480 units

Salem Courthouse Apartments 11/30/85  Fee ownership subject   Apartment -
  Indianapolis, Indiana               to first and second     388 units
                                      mortgages

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                       Gross
                      Carrying  Accumulated     Useful             Federal
Property               Value    Depreciation     Life     Method  Tax Basis

Plainview Apartments  $20,998     $ 8,977     5-25 years   S/L    $ 8,287
Salem Courthouse       12,952       6,077     5-25 years   S/L      4,321
    Totals            $33,950     $15,054                         $12,608


See "Note A" of the consolidated financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                       Principal                                  Principal
                      Balance At                                   Balance
                     December 31,  Interest    Period   Maturity    Due At
Property                 1997        Rate     Amortized   Date     Maturity

Plainview Apartments
1st mortgage          $15,336        9.33%       (1)    11/15/10   $15,336

Salem Courthouse
  1st mortgage          8,352        7.83%    28.67 yrs 10/15/03     7,513
2nd mortgage              271        7.83%       (1)    10/15/03       271
                       23,959
Less unamortized
  discounts              (117)
Total                 $23,842                                      $23,120

(1) Interest only payments

The discount is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Salem Courthouse.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                             Average Annual                Average
                              Rental Rates                Occupancy
Property                  1997            1996         1997       1996

Plainview Apartments  $6,974/unit     $6,672/unit      92%        94%
Salem Courthouse       6,021/unit      5,915/unit      93%        93%

as noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available space.

Real estate taxes and rates in 1997 for each property were:
(dollar amounts in thousands)

                                      1997          1997
                                     Taxes          Rate

Plainview                             $148          1.1%
Salem Courthouse (a)                   265          9.6%

(a)  Amount per 1996 billings, tax bills for 1997 not yet received.


ITEM 3.   LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of January 1998, there were 1,370 holders of record owning an aggregate of 1,011.5 Units.

Pursuant to the terms of the Partnership Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

There were no distributions to the partners for the years ending December 31, 1996 and 1997. There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Registrant's Partnership Agreement. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and cash reserves.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized net losses of approximately $1,168,000 and approximately $940,000 for the years ended December 31, 1997 and 1996, respectively. The increase in net loss for the year ended December 31, 1997, versus the same period in 1996, is primarily due to the non-recurring casualty gain recognized in 1996 relating to the Plainview Apartments' fire and hail damage (See "Note F" in the Notes to Consolidated Financial Statements in "Item 7"). Also contributing to the increase in net loss is an increase in total expenses, partially offset by an increase in rental revenue.

Despite a slight drop in occupancy at Plainview Apartments, rental revenues increased due to an increase in average rental rates at both investment properties. Operating expenses increased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to utility rate increases at both investment properties, the addition of a maintenance technician, the completion of an exterior painting project and increased corporate units rentals at Plainview Apartments. At Salem Courthouse, property expenses increased due to increased administrative and maintenance salaries. Offsetting these increases to operating expense was a decrease in maintenance expense at Plainview Apartments due to the completion of a wood replacement project, parking lot repairs and various interior and exterior building repairs in 1996.

The casualty gain for the year ended December 31, 1996, related to the recognition of $10,000 of deferred gain from a fire at Plainview Apartments in 1994 and a $201,000 gain relating to fire and hail damage at Plainview Apartments in 1996 (See "Note F" in the Notes to Consolidated Financial Statements in "Item 7").

Included in operating expense for the year ended December 31, 1997, is approximately $227,000 of major repairs and maintenance comprised primarily of expenses to enhance the interior of the offices, exterior painting, and major landscaping expenses. Included in operating expense for the year ended December 31, 1996 is, approximately $294,000 of major repairs and maintenance comprised primarily of exterior building repairs, swimming pool repairs, parking lot repairs and major landscaping expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership held cash and cash equivalents of approximately $251,000 and $465,000 at December 31, 1997 and 1996, respectively. For the year ended December 31, 1997 cash and cash equivalents decreased $214,000 compared to a decrease of $76,000 for the year ended December 31, 1996. The decrease in net cash provided by operating activities for the year ended December 31, 1997, was primarily due to the increase in net loss, a decrease in other liabilities and the timing of the payment of various operating expenses. Net cash used in investing activities decreased for the year ended December 31, 1997, primarily due to a decrease in property improvements and replacements relating to the reconstruction of the clubhouse and roof replacement necessitated by the casualties at Plainview Apartments in 1994 and 1996. This decrease was offset by the receipt of insurance proceeds in 1996 from these casualties. Net cash used in financing activities was consistent for the years ended December 31, 1997 and 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $23,842,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 2003, to November 2010, at which time the Managing General Partner intends to sell or refinance the individual properties. There were no cash distributions made for the years ended December 31, 1997 or 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales.

YEAR 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

OTHER

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors

Consolidated Balance Sheet - December 31, 1997

Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements





                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                        /s/  ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998


            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                              December 31, 1997





Assets
  Cash and cash equivalents                                       $  251
  Receivables and deposits                                           255
  Restricted escrows                                                 175
  Other assets                                                       425
  Investment properties (Notes B and E):
     Land                                           $  2,821
     Buildings and related personal property          31,129
                                                      33,950
     Less accumulated depreciation                   (15,054)    18,896

                                                                $20,002

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                               $   209
  Tenant security deposits                                            84
  Accrued property taxes                                             278
  Other liabilities                                                  208
  Mortgage notes payable (Notes B and E)                          23,842

Partners' Deficit
  General partners                                  $    (92)
  Limited partners (1,013 units issued and
    1,011.5 outstanding)                              (4,527)    (4,619)

                                                                $20,002

          See Accompanying Notes to Consolidated Financial Statements


            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                  Years Ended December 31,
                                                      1997        1996
Revenues:
  Rental income                                   $    5,297   $  5,156
  Other income                                           409        433
  Casualty gain (Note F)                                  --        211
       Total revenues                                  5,706      5,800

Expenses:
  Operating                                            2,689      2,619
  General and administrative                             172        173
  Depreciation                                         1,403      1,352
  Interest                                             2,174      2,183
  Property taxes                                         436        413
       Total expenses                                  6,874      6,740

  Net loss                                        $   (1,168)  $   (940)

Net loss allocated to general partners (2%)       $      (23)  $    (19)

Net loss allocated to limited partners (98%)          (1,145)      (921)

                                                  $   (1,168)  $   (940)

Net loss per limited partnership unit:            $(1,131.63)  $(910.53)

          See Accompanying Notes to Consolidated Financial Statements


            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General   Limited
                                  Units     Partners   Partners    Total

Original capital contributions  1,013.0     $      1   $ 20,240   $ 20,241

Partners' deficit at
 December 31, 1995              1,011.5     $    (50) $ (2,461)   $ (2,511)

Net loss for the year ended
 December 31, 1996                   --          (19)     (921)       (940)

Partners' deficit at
 December 31, 1996              1,011.5          (69)   (3,382)     (3,451)

Net loss for the year ended
 December 31, 1997                   --          (23)   (1,145)     (1,168)

Partners' deficit at
 December 31, 1997              1,011.5     $    (92) $ (4,527)   $ (4,619)


            See Accompanying Notes to Consolidated Financial Statements

            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                          1997         1996
Cash flows from operating activities:
  Net loss                                             $ (1,168)   $   (940)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                          1,403       1,352
    Amortization of mortgage discounts and loan costs        64          64
    Casualty gain                                            --        (211)
    Loss on disposal of property                             --          25
    Change in accounts:
      Receivables and deposits                               (3)        (40)
      Other assets                                          (37)          4
      Accounts payable                                       18         115
      Accrued property taxes                                 11           4
      Tenant security deposit liabilities                   (34)          8
      Other liabilities                                    (101)         82

     Net cash provided by operating activities              153         463

Cash flows from investing activities:
  Property improvements and replacements                   (337)       (710)
  Net receipts from (deposits to) restricted escrows         79         (71)
  Insurance proceeds from property damage                    --         343

         Net cash used in investing activities             (258)       (438)

Cash flows used in financing activities:
  Payments on mortgage notes payable                       (109)       (101)

Net decrease in cash and cash equivalents                  (214)        (76)

Cash and cash equivalents at beginning of period            465         541

Cash and cash equivalents at end of period             $    251    $    465

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  2,111    $  2,119

           See Accompanying Notes to Consolidated Financial Statements


            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements
                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate III Limited Partnership (the "Partnership" or the "Registrant") is a Delaware limited partnership organized in July 1985 to acquire and operate residential and commercial real estate properties. The Partnership owns and operates two apartment complexes located in Kentucky and Indiana. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners")(collectively, the "General Partners").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Plainview Apartments, L.P. and its wholly owned partnership Salem GP, LLC. The Partnership may remove the General Partner of Plainview Apartments, L.P.; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

INVESTMENT PROPERTIES

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were necessary.

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

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $68,000 and $83,000 for the years ended December 31, 1997 and 1996, respectively.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

SECURITY DEPOSITS:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

RESTRICTED ESCROWS

CAPITAL IMPROVEMENT RESERVES

At the time of the 1993 refinancing of the Salem Courthouse mortgage note payable, approximately $176,000 of the proceeds were designated for a "Capital Improvement Reserve" for certain capital improvements. At December 31, 1997, the remaining reserve balance was $5,000. The capital improvements are anticipated to be completed in calendar year 1998 and any excess funds will be released for property operations.

RESERVE ACCOUNT

In addition to the Capital Improvement Reserve, a general operating reserve account of approximately $114,000 was established with the refinancing proceeds for Salem Courthouse. These funds were established to fund necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equaled $400 per apartment unit or approximately $155,000 in total. At December 31, 1997, the balance in the reserve account was approximately $171,000 including interest earned on the reserves.

PROJECT IMPROVEMENT ACCOUNT

Plainview Apartments had a project improvement account which held insurance proceeds received after the 1994 clubhouse fire. The funds were used to make repairs and improvements to the clubhouse. At December 31, 1996, the balance in the project improvement account was $15,000. During 1997, the repairs to the clubhouse were completed and the balance was expended.

LOAN COSTS

Loan costs of approximately $559,000 less accumulated amortization of approximately $171,000, included in other assets, are amortized on a straight-line basis over the life of the respective loans. The amortization expense is included in interest expense.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognized income as earned on its leases.

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

FAIR VALUE

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the partnership (Note
B).

NOTE B -  MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

The principle terms of mortgage notes payable are as follows:


                       Principal    Monthly                        Principal
                      Balance At    Payment     Stated              Balance
                     December 31,  Including   Interest  Maturity   Due At
Property                 1997       Interest     Rate      Date    Maturity

Plainview Apartments   $15,336       $119 (1)   9.33%    11/15/10    $15,336
Salem Courthouse
 1st mortgage            8,352         64       7.83%    10/15/03      7,513
 2nd mortgage              271          2 (1)   7.83%    10/15/03        271
                        23,959
Less unamortized
discounts                 (117)

    Totals             $23,842                                       $23,120

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (dollar amounts in thousands):


         Years Ending December 31,
                  1998                  $   118
                  1999                      128
                  2000                      138
                  2001                      149
                  2002                      161
              Thereafter                 23,265
                                        $23,959

Mortgages are collateralized by the related property and improvements of the Partnership. Certain of the notes require prepayment penalties if repaid prior to maturity.

The estimated fair value of the Partnership's aggregate mortgage notes payable is approximately $26,943,000 as compared to the carrying value of approximately $23,959,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except unit data):


                                           1997            1996

Net loss as reported                  $   (1,168)      $    (940)
Add (deduct)
Debt write-off                               104
Depreciation differences                       2             (35)
Unearned income                               26             (10)
Amortization                                  (2)             (3)
Disposition of property                       --            (145)
Other                                        (37)             28

Federal taxable loss                  $   (1,075)     $   (1,105)

Federal taxable loss per
   limited partnership unit           $(1,041.52)     $(1,070.59)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):


     Net deficit as reported                         $(4,619)
     Land and buildings                                  641
     Accumulated depreciation                         (6,929)
     Syndication                                       1,621
     Distribution fees                                 1,051
     Other                                                92
      Net deficit - Federal tax basis                $(8,143)


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

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

The following transactions with affiliates of Insignia were incurred during the years ended December 31, 1997 and 1996 (dollar amounts in thousands):


                                                 1997         1996

Property management fees (included in
 operating expenses)                             $284         $277
Reimbursement for services of affiliates
 including $2,000 and $46,000 in
 construction services reimbursements
 in 1997 and 1996, respectively
 (included in investment property and
 general and administrative and
 operating expenses)                              130         174

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)

                                           Initial Cost
                                           To Partnership
                                                 Buildings        Cost
                                                and Related   Capitalized
                                                  Personal   Subsequent to
Description              Encumbrances   Land      Property    Acquisition

Salem Courthouse
  Indianapolis, Indiana    $ 8,623     $  774     $11,198        $   980
Plainview Apartments
  Louisville, Kentucky      15,336      2,047      16,584          2,367

Totals                     $23,959     $2,821     $27,782        $ 3,347

                            Gross Amount At Which Carried
                                At December 31, 1997
                                    Buildings
                                   And Related
                                    Personal           Accumulated    Date of      Date    Depreciable
Description                  Land   Property    Total Depreciation Construction  Acquired  Life-Years
Salem Courthouse Apartments $  774   $12,178   $12,952 $ (6,077)       1978        11/85      5-25
                                                                   Phase I 1973    05/86
Plainview Apartments         2,047    18,951    20,998   (8,977)   Phase II        05/86      5-25

Totals                      $2,821   $31,129   $33,950 $(15,054)

Reconciliation of "Investment Properties and Accumulated Depreciation":


                                        Years Ended December 31,
                                           1997         1996
Investment Properties
Balance at beginning of year            $  33,613   $  33,183
   Property improvements                      337         710
   Disposition of apartment property           --         (42)
   Removal for casualty event                  --        (238)

Balance at end of Year                  $  33,950   $  33,613

Accumulated Depreciation
Balance at beginning of year            $  13,651   $  12,412
   Additions charged to expense             1,403       1,352
   Disposition of apartment property           --         (17)
   Removal for casualty event                  --         (96)

Balance at end of year                  $  15,054   $  13,651

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $34,591,000 and $34,253,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $21,983,000 and $20,581,000.


NOTE F - DAMAGES

In May 1996, Plainview Apartments sustained hail damage to many of the roofs on the property. Insurance proceeds received in connection with this casualty were approximately $220,000 and were deposited in an escrow held by the mortgage company. Payments were made from the escrow as the roofs were repaired. During 1997, the remaining funds in escrow were expended to complete the repairs to the roofs. The insurance proceeds received approximated the estimated cost of the roof replacements.

In September 1996, Plainview Apartments incurred damage to eight apartment units as the result of a fire at the property. Insurance proceeds received related to the fire approximated $123,000. Total insurance proceeds received approximated the estimated cost of replacing the damaged property.

As a result of the 1996 casualty events, investment property with a replacement cost of approximately $343,000 and a net book value of approximately $142,000 was replaced. Additionally, during 1996, approximately $10,000 of deferred gain from a prior year's casualty event was recognized. Accordingly, a casualty gain of approximately $211,000 was recorded during 1996.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Davidson Diversified Properties, Inc., ("DDPI" or the "Managing General Partner"), is owned by MAE GP Corporation, which is wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

Effective January 1, 1992, services for partnership administration, asset management, and investor relations were assumed by affiliates of Insignia.

The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner, as of December 31, 1997, their ages and the nature of all positions with DDPI presently held by them are as follows:


     Name                                Age               Position

Carroll D. Vinson                        57                President and
                                                           Director

Robert D. Long, Jr.                      30                Vice President and
                                                           Chief Accounting
                                                           Officer

William H. Jarrard, Jr.                  51                Vice President

Daniel M. LeBey                          32                Secretary

Kelley M. Buechler                       40                Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August 1994. He has acted as Chief Operating Officer of Insignia Properties Trust, an affiliate of the General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. is Vice President of the Managing General Partner. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), an affiliate of Insignia, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.


ITEM 10.   EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationships and Related Transactions."


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 1998, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

As of February 1998, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

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

The following transactions with affiliates of Insignia were incurred in 1997 and 1996:

                                                1997          1996

Property management fees (included in
 operating expenses)                          $  284        $  277
Reimbursement for services of affiliates
 including $2,000 and $46,000 in
 construction services reimbursements
 in 1997 and 1996, respectively
 (included in investment property and
 general and administrative and
 operating expenses)                              130          174

For the period from January 1, 1996, to August 31, 1997, the Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) No Reports on Form 8-K were filed during the fourth quarter of 1997.

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



                                DAVIDSON DIVERSIFIED REAL ESTATE III

                                By: Davidson Diversified Properties, Inc., Managing General Partner


                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                      Title                           Date

/s/Carroll D. Vinson                President                    March 16, 1998
Carroll D. Vinson


/s/Robert D. Long, Jr.              Vice President and Chief     March 16, 1998
Robert D. Long, Jr.                 Accounting Officer


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