Form 10QSB
period 1998-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1998-05-11
CIK 773679

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


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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
                                  (Unaudited)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                            $  189
  Receivables and deposits                                                369
  Restricted escrows                                                      177
  Other assets                                                            390
  Investment properties:
     Land                                            $  2,821
     Buildings and related personal property           31,198
                                                       34,019
     Less accumulated depreciation                    (15,400)          18,619

                                                                       $19,744

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                     $    99
  Tenant security deposit liabilities                                       88
  Accrued property taxes                                                   392
  Other liabilities                                                        193
  Mortgage notes payable                                                23,817

Partners' Deficit
  General partners                                   $    (97)
  Limited partners (1,011.5 units issued
     and outstanding)                                  (4,748)          (4,845)

                                                                       $19,744

          See Accompanying Notes to Consolidated Financial Statements

b)
            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                      1998              1997

Revenues:
  Rental income                                    $  1,313          $  1,269
  Other income                                           99               149
      Total revenues                                  1,412             1,418

Expenses:
  Operating                                             589               595
  General and administrative                             47                43
  Depreciation                                          346               345
  Interest                                              542               545
  Property taxes                                        114               109
      Total expenses                                  1,638             1,637

      Net loss                                     $   (226)         $   (219)

 Net loss allocated to general partners (2%)       $     (5)         $     (4)
 Net loss allocated to limited partners (98%)          (221)             (215)
                                                   $   (226)         $   (219)

 Net loss per limited partnership unit:             $(218.49)         $(212.56)

          See Accompanying Notes to Consolidated Financial Statements

c)
            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners     Partners       Total
Original capital contributions          1,013.0      $      1     $ 20,240     $ 20,241

Partners' deficit at
  December 31, 1997                     1,011.5      $    (92)    $ (4,527)    $ (4,619)

Net loss for the three months
  ended March 31, 1998                       --            (5)        (221)        (226)

Partners' deficit at
  March 31, 1998                        1,011.5      $    (97)    $ (4,748)     $(4,845)

          See Accompanying Notes to Consolidated Financial Statements

d)
            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            1998            1997
Cash flows from operating activities:
  Net loss                                               $   (226)       $   (219)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                              346             345
    Amortization of mortgage discounts and loan costs          16              16
    Change in accounts:
      Receivables and deposits                               (114)            (77)
      Other assets                                             23               1
      Accounts payable                                       (110)           (149)
      Tenant security deposit liabilities                       4              (7)
      Accrued property taxes                                  114             109
      Other liabilities                                       (15)            (93)

         Net cash provided by (used in)
           operating activities                                38             (74)

Cash flows from investing activities:
  Property improvements and replacements                      (69)            (51)
  Net (deposits to) receipts from restricted escrows           (2)             84

         Net cash (used in) provided by
           investing activities                               (71)             33

Cash flows used in financing activities:
  Payments on mortgage notes payable                          (29)            (27)

Net decrease in cash and cash equivalents                     (62)            (68)

Cash and cash equivalents at beginning of period              251             465

Cash and cash equivalents at end of period               $    189        $    397

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $    526        $    528

          See Accompanying Notes to Consolidated Financial Statements

e)
            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Reclassifications

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Managing General Partner is owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three months ended March 31, 1998 and 1997:

                                                         1998       1997
                                                          (in thousands)
  Property management fees (included in
    operating expenses)                                 $  72      $  71
  Reimbursement for services of affiliates (included
    in operating and general and administrative            50         40
    expenses and investment property)


Included in reimbursement for services of affiliates is approximately $15,000 and $11,000 of construction services reimbursements for the three months ended March 31, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 1998 and 1997:


                                                     Average
                                                    Occupancy
                                                1998         1997

  Salem Courthouse
    Indianapolis, Indiana                        96%          91%

  Plainview Apartments
    Louisville, Kentucky                         92%          90%


The Managing General Partner attributes the increase in occupancy at Salem Courthouse Apartments to a change in the timing of lease expirations. They now expire in summer when more traffic is running to the property rather than the winter months when traffic is historically slower.

The Partnership realized a net loss of approximately $226,000 for the three months ended March 31, 1998, compared to a net loss of approximately $219,000 for the corresponding period of 1997. The increase in net loss for the period is primarily attributable to a decrease in other income, partially offset by an increase in rental income. Other income decreased for the three months ended March 31, 1998, as a result of a decrease in corporate unit rentals at Plainview Apartments. The property had leased twelve more units than budgeted due to increased military personnel in the area during the three months ended March 31, 1997. Rental income increased for the three months ended March 31, 1998, due to an increase in average occupancy at both investment properties.

Included in operating expense for the three months ended March 31, 1998, is approximately $18,000 of major repairs and maintenance comprised primarily of exterior building repairs, construction service reimbursements related to a roof project at Plainview Apartments in 1997, and window covering replacements. Included in operating expense for the three months ended March 31, 1997, is approximately $33,000 of major repairs and maintenance comprised primarily of clubhouse and office furniture and exterior building repairs.

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

The Partnership had cash and cash equivalents of approximately $189,000 at March 31, 1998, compared to cash and cash equivalents of approximately $397,000 at March 31, 1997. Cash and cash equivalents decreased approximately $62,000 and $68,000 for the periods ended March 31, 1998 and 1997, respectively. The increase in net cash provided by operating activities for the three months ended March 31, 1998, was due primarily to the smaller decreases in accounts payable and other liabilities, as compared to the three months ended March 31, 1997.
The decrease in other liabilities at March 31, 1997, is due to the payment of expenses which were accrued at December 31, 1996, related to a casualty at Plainview Apartments. The smaller decrease in accounts payable is due to the timing of the payment of various operating expenses. Net cash used in investing activities increased due to an increase in property improvements and replacements and a decrease in receipts from restricted escrows. Net cash used in financing activities results from payments on mortgage notes payable for the three months ended March 31, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $23,817,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 15, 2003, to November 15, 2010, at which time the Managing General Partner intends to sell or refinance the individual properties. There were no cash distributions made for the three months ended March 31, 1998 or 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K:

             None filed during the quarter ended March 31, 1998.



                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 DAVIDSON DIVERSIFIED REAL ESTATE III

                 By: Davidson Diversified Properties, Inc.
                     Managing General Partner


                 By: /s/Carroll D. Vinson
                     Carroll D. Vinson
                     President/Director


                 By: /s/Robert D. Long, Jr.
                     Robert D. Long, Jr.
                     Vice President/CAO

                 Date: May 11, 1998