Form 10QSB
period 1998-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1998-08-06
CIK 773679

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


                  For the quarterly period ended June 30, 1998


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
                                  (Unaudited)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                        $  204
  Receivables and deposits                                            290
  Restricted escrows                                                  179
  Other assets                                                        389
  Investment properties:
     Land                                            $  2,821
     Buildings and related personal property           31,362
                                                       34,183
     Less accumulated depreciation                    (15,751)      18,432

                                                                   $19,494

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $   133
  Tenant security deposit liabilities                                  105
  Accrued property taxes                                               363
  Other liabilities                                                    197
  Mortgage notes payable                                            23,792

Partners' Deficit
  General partners                                   $   (102)
  Limited partners (1,011.5 units issued
     and outstanding)                                  (4,994)      (5,096)

                                                                   $19,494

          See Accompanying Notes to Consolidated Financial Statements


b)
            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1998       1997       1998       1997
Revenues:
  Rental income                     $  1,325   $  1,269   $  2,638   $  2,538
  Other income                           145        102        244        251
    Total revenues                     1,470      1,371      2,882      2,789

Expenses:
  Operating                              672        640      1,261      1,235
  General and administrative              49         40         96         83
  Depreciation                           351        348        697        693
  Interest                               543        544      1,085      1,089
  Property taxes                         106        113        220        222
    Total expenses                     1,721      1,685      3,359      3,322

     Net loss                       $   (251)  $   (314)  $   (477)  $   (533)

Net loss allocated to general
  partners (2%)                     $     (5)  $     (6)  $    (10)  $    (11)
Net loss allocated to limited
  partners (98%)                        (246)      (308)      (467)      (522)
                                    $   (251)  $   (314)  $   (477)  $   (533)
Net loss per limited partnership
  unit:                             $(243.20)  $(304.50)  $(461.69)  $(516.07)

          See Accompanying Notes to Consolidated Financial Statements

c)
             DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                         (in thousands, except unit data)
                                   (Unaudited)



                                   Limited
                                 Partnership   General    Limited
                                    Units      Partners   Partners    Total

Original capital contributions     1,013.0      $   1     $ 20,240  $ 20,241

Partners' deficit at
  December 31, 1997                1,011.5      $ (92)    $ (4,527) $ (4,619)

Net loss for the six months
  ended June 30, 1998                   --        (10)        (467)     (477)

Partners' deficit at
  June 30, 1998                    1,011.5      $(102)    $ (4,994) $ (5,096)

          See Accompanying Notes to Consolidated Financial Statements


d)
            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                            1998        1997
Cash flows from operating activities:
  Net loss                                                 $ (477)     $ (533)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                              697         693
    Amortization of mortgage discounts and loan costs          33          33
    Change in accounts:
      Receivables and deposits                                (35)        (58)
      Other assets                                             11         (60)
      Accounts payable                                        (76)        (95)
      Tenant security deposit liabilities                      21         (13)
      Accrued property taxes                                   85          82
      Other liabilities                                       (11)        (93)

         Net cash provided by (used in)
           operating activities                               248         (44)

Cash flows from investing activities:
  Property improvements and replacements                     (233)       (134)
  Net (deposits to) receipts from restricted escrows           (4)         82

         Net cash used in investing activities               (237)        (52)

Cash flows used in financing activities:
  Payments on mortgage notes payable                          (58)        (54)

Net decrease in cash and cash equivalents                     (47)       (150)
Cash and cash equivalents at beginning of period              251         465

Cash and cash equivalents at end of period                 $  204      $  315

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $1,052      $1,056

          See Accompanying Notes to Consolidated Financial Statements

e)
            DAVIDSON DIVERSIFIED REAL ESTATE III LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The following transactions with affiliates of Insignia were incurred during the six months ended June 30, 1998 and 1997:


                                                        1998       1997
                                                         (in thousands)
  Property management fees (included in
    operating expenses)                                 $ 147      $ 140
  Reimbursement for services of affiliates
    (included in operating and general and
    administrative expenses and investment
    property)                                              85         55

Included in reimbursement for services of affiliates is approximately $18,000 of construction services reimbursements for the six months ended June 30, 1998.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 1998 and 1997:


                                                   Average
                                                  Occupancy
                                              1998         1997
  Salem Courthouse
    Indianapolis, Indiana                      96%          90%
  Plainview Apartments
    Louisville, Kentucky                       92%          91%

The Managing General Partner attributes the increase in occupancy at Salem Courthouse Apartments to a change in the timing of lease expirations. They now expire in summer when more traffic is running to the property rather than the winter months when traffic is historically slower.

The Partnership realized a net loss of approximately $477,000 for the six months ended June 30, 1998, compared to a net loss of approximately $533,000 for the corresponding period of 1997. The Partnership realized net losses of $251,000 and $314,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease in net loss for the three and six month periods ended June 30, 1998, versus the same periods in 1997 is primarily attributable to an increase in rental income, partially offset by an increase in operating expense. Rental income increased for the six months ended June 30, 1998, predominantly due to an increase in average occupancy at Salem Courthouse, as discussed above. Operating expense increased for the six months ended June 30, 1998, due to an exterior painting project and interior repair work at Plainview Apartments. For the three months ended June 30, 1998, other income increased due to an increase in utility collections at Plainview Apartments.

Included in operating expense for the six months ended June 30, 1998, is approximately $77,000 of major repairs and maintenance comprised primarily of exterior building repairs and painting, construction service reimbursements related to a roof project at Plainview Apartments in 1997, and window covering replacements. Included in operating expense for the six months ended June 30, 1997, is approximately $47,000 of major repairs and maintenance comprised primarily of office equipment, exterior painting and exterior building improvements.

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

The Partnership had cash and cash equivalents of approximately $204,000 at June 30, 1998, compared to cash and cash equivalents of approximately $315,000 at June 30, 1997. Cash and cash equivalents decreased approximately $47,000 and $150,000 for the periods ended June 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities for the six months ended June 30, 1998, was due primarily to the smaller decrease in other liabilities, as compared to the six months ended June 30, 1997, a decrease in other assets, and a decrease in the net loss, as discussed previously. The decrease in other liabilities at June 30, 1997, is due to the payment of expenses which were accrued at December 31, 1996, related to a casualty at Plainview Apartments.
The decrease in other assets for the six months ended June 30, 1998, as compared to an increase for the six months ended June 30, 1997, is attributable to the timing of insurance payments. Net cash used in investing activities increased due to an increase in property improvements and replacements and a decrease in receipts from restricted escrows. Net cash used in financing activities results from payments on mortgage notes payable for the six months ended June 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $23,792,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 15, 2003, to November 15, 2010, at which time the Managing General Partner intends to sell or refinance the individual properties. There were no cash distributions made for the six months ended June 30, 1998 or 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and property sales.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

         (b) Reports on Form 8-K:

             None filed during the quarter ended June 30, 1998.


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



                 Date: August 6, 1998