Form 10QSB
period 1998-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1998-11-12
CIK 773679

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


               For the quarterly period ended September 30, 1998


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

                                55 Beattie Place
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


ITEM 1.  FINANCIAL STATEMENTS

a)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                               September 30, 1998


Assets
  Cash and cash equivalents                                      $  108
  Receivables and deposits                                          405
  Restricted escrows                                                181
  Other assets                                                      372
  Investment properties:
     Land                                            $  2,821
     Buildings and related personal property           31,513
                                                       34,334
     Less accumulated depreciation                    (16,109)    18,225

                                                                 $19,291

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                               $   116
  Tenant security deposit liabilities                                107
  Accrued property taxes                                             471
  Other liabilities                                                  202
  Mortgage notes payable                                          23,766

Partners' Deficit
  General partners                                   $   (107)
  Limited partners (1,011.5 units issued
     and outstanding)                                  (5,264)    (5,371)

                                                                 $19,291

          See Accompanying Notes to Consolidated Financial Statements


b)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                   Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    1998        1997        1998        1997
Revenues:
  Rental income                   $  1,380    $  1,340    $  4,018    $  3,878
  Other income                         106          84         350         335
    Total revenues                   1,486       1,424       4,368       4,213

Expenses:
  Operating                            709         665       1,970       1,900
  General and administrative            46          45         142         128
  Depreciation                         358         354       1,055       1,047
  Interest                             541         544       1,626       1,633
  Property taxes                       107         111         327         333
    Total expenses                   1,761       1,719       5,120       5,041

     Net loss                     $   (275)   $   (295)   $   (752)   $   (828)

Net loss allocated to
  general partners (2%)           $     (5)   $     (6)   $    (15)   $    (17)
Net loss allocated to
  limited partners (98%)              (270)       (289)       (737)       (811)
                                  $   (275)   $   (295)   $   (752)   $   (828)
Net loss per limited
  partnership unit:               $(266.93)   $(285.71)   $(728.62)   $(801.78)

          See Accompanying Notes to Consolidated Financial Statements


c)
                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                         (in thousands, except unit data)
                                   (Unaudited)


                                  Limited
                                Partnership   General    Limited
                                   Units      Partners   Partners    Total

Original capital contributions    1,013.0      $     1   $20,240    $20,241

Partners' deficit at
  December 31, 1997               1,011.5      $   (92)  $(4,527)   $(4,619)

Net loss for the nine months
  ended September 30, 1998             --          (15)      (737)     (752)

Partners' deficit at
  September 30, 1998              1,011.5      $  (107)   $(5,264)  $(5,371)

          See Accompanying Notes to Consolidated Financial Statements


d)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                           1998        1997
Cash flows from operating activities:
  Net loss                                               $ (752)     $ (828)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                          1,055       1,047
    Amortization of mortgage discounts and loan costs        49          49
    Change in accounts:
      Receivables and deposits                             (150)       (166)
      Other assets                                           16         (48)
      Accounts payable                                      (93)        (61)
      Tenant security deposit liabilities                    23         (24)
      Accrued property taxes                                193         193
      Other liabilities                                      (6)        (93)

         Net cash provided by operating activities          335          69

Cash flows used in investing activities:
  Property improvements and replacements                   (384)       (260)
  Net (deposits to) receipts from restricted escrows         (6)         81

         Net cash used in investing activities             (390)       (179)

Cash flows used in financing activities:
  Payments on mortgage notes payable                        (88)        (81)

Net decrease in cash and cash equivalents                  (143)       (191)
Cash and cash equivalents at beginning of period            251         465

Cash and cash equivalents at end of period               $  108      $  274

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $1,577      $1,584

          See Accompanying Notes to Consolidated Financial Statements

e)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), (see Note C), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees to affiliates of the Managing General Partner based upon collected gross rental revenues for property management services as noted below for the nine months ended September 30, 1998 and 1997, respectively. The Partnership Agreement provides for payments for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 1998 and 1997:


                                                1998      1997
                                                (in thousands)
Property management fees (included in
 operating expenses)                            $220      $212
Reimbursement for services of affiliates
 (included in operating and general and
 administrative expenses and investment
 property)                                       120        95

Included in reimbursement for services of affiliates is approximately $20,000 and $2,000 of construction services reimbursements for the nine months ended September 30, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 300 of the outstanding units of limited partnership interest in the Partnership at $3,000 per Unit, net to the seller in cash. The expiration date for the tender offers has been extended to November 16, 1998.

NOTE C - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the sole shareholder of the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 1998 and 1997:


                                      Average Occupancy
                                      1998         1997
  Salem Courthouse
    Indianapolis, Indiana              96%          92%
  Plainview Apartments
    Louisville, Kentucky               92%          92%

The Managing General Partner attributes the increase in occupancy at Salem Courthouse Apartments to a change in the timing of lease expirations. They now expire in summer when there is more rental traffic at the property rather than during the winter months when traffic is historically slower.

The Partnership realized a net loss of approximately $752,000 for the nine months ended September 30, 1998, compared to a net loss of approximately $828,000 for the corresponding period in 1997. The Partnership realized net losses of $275,000 and $295,000 for the three months ended September 30, 1998 and 1997, respectively. The decrease in net loss for the three and nine month periods ended September 30, 1998, versus the same periods in 1997 is primarily attributable to an increase in rental income and other income, partially offset by an increases in operating expense and general and administrative expense. Rental income increased for the nine months ended September 30, 1998, primarily due to an increase in average occupancy at Salem Courthouse, as discussed above as well as an increase in the average annual rental rate at both of the properties. Other income increased primarily due to an increase in utility income. Operating expense increased for the nine months ended September 30, 1998, due to an exterior painting project and interior repair work at Plainview Apartments. General and administrative expense increased due to an increase in reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Included in operating expense for the nine months ended September 30, 1998, is approximately $172,000 of major repairs and maintenance comprised primarily of exterior building repairs and painting, construction service reimbursements related to a roof project at Plainview Apartments in 1997, and parking lot repairs. Included in operating expense for the nine months ended September 30, 1997, is approximately $84,000 of major repairs and maintenance comprised primarily of office equipment, exterior painting, exterior building improvements, and parking lot repairs.

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

The Partnership had cash and cash equivalents of approximately $108,000 at September 30, 1998, compared to cash and cash equivalents of approximately $274,000 at September 30, 1997. Cash and cash equivalents decreased approximately $143,000 and $191,000 for the periods ended September 30, 1998 and 1997, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 1998, was due to the smaller decrease in other liabilities, as compared to the nine months ended September 30, 1997, a decrease in other assets, an increase in tenant security deposit liabilities, and a decrease in the net loss, as discussed previously. The decrease in other liabilities at September 30, 1997, is due to the payment of expenses which were accrued at December 31, 1996, related to a casualty at Plainview Apartments.
The decrease in other assets for the nine months ended September 30, 1998, as compared to an increase for the nine months ended September 30, 1997, is attributable to the timing of insurance payments. Net cash used in investing activities increased due to an increase in property improvements and replacements and a decrease in receipts from restricted escrows. Property improvements and replacements consist primarily of replacing HVAC condensing units at Plainview Apartments and carpet replacement at both properties. Net cash used in financing activities results from payments on mortgage notes payable for the nine months ended September 30, 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $23,766,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 15, 2003, to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. There were no cash distributions made for the nine months ended September 30, 1998 or 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnership (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       (b)  Reports on Form 8-K:

            None filed during the quarter ended September 30, 1998.


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


                               DAVIDSON DIVERSIFIED REAL ESTATE III

                               By:  Davidson Diversified Properties, Inc.
                                    Managing General Partner

                               By:  /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President

                               By:  /s/Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting
                                    (Duly Authorized Officer)

                               Date:  November 12, 1998