Form 10KSB
period 1998-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1999-03-26
CIK 773679

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

          For the transition period from         to

                         Commission file number 0-15676

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L. P.
                 (Name of small business issuer in its charter)

        Delaware                                            62-1242599
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

  55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year:  $5,861,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None




                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Davidson Diversified Real Estate III, L.P. (the "Registrant" or "Partnership") is a Delaware limited partnership organized in July 1985. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

The Managing General Partner is owned by MAE GP corporation ("MAE GP"), which is wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT respectively were merged into Apartment Investment and Management Company ("AIMCO"). (See "Transfer of Control"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The offering of the Partnership's limited partnership units ("Units") commenced on October 28, 1985, and terminated on October 24, 1986. The Partnership received gross proceeds from the offering of $20,240,000 from the sale of 1,013 units and net proceeds of $17,912,400. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

Holders of Units shall hereinafter be referred to as Limited Partners ("Limited Partners"). Limited Partners together with the General Partners shall be referred to as the Partners ("Partners").

The Partnership's primary business is to operate and hold for investment existing income-producing residential real properties. All of the net proceeds of the offering were invested in the Partnership's six properties, four of which have since been sold or foreclosed. The Partnership continues to own and operate two of these properties. See "Item 2. Description of Properties," for a description of the Partnership's remaining properties.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally look only to the subject property for recovery of amounts due.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services were performed at the Partnership's properties by an affiliate of the Managing General Partner.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                             Date of
         Property            Purchase       Type of Ownership          Use

Plainview Apartments         05/06/86  Fee ownership subject       Apartment
  Louisville, Kentucky                 to wraparound mortgage (1)  480 units

Salem Courthouse Apartments  11/30/85  Fee ownership subject       Apartment
  Indianapolis, Indiana                to first and second         388 units
                                       mortgages

(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross

                     Carrying  Accumulated    Useful              Federal

Property               Value   Depreciation    Life     Method   Tax Basis

                         (in thousands)                        (in thousands)

Plainview Apartments   $21,224    $ 9,845    5-25 years   S/L    $ 7,629

Salem Courthouse        13,187      6,627    5-25 years   S/L      3,989

    Totals             $34,411    $16,472                        $11,618


See "Note A" of the consolidated financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                       Principal                                   Principal

                       Balance At    Stated                         Balance

                      December 31,  Interest  Period   Maturity      Due At

Property                  1998        Rate   Amortized Date (3)   Maturity (3)

                     (in thousands)                              (in thousands)

Plainview Apartments

  1st mortgage         $15,336       9.33%      (1)    11/15/10     $15,336


Salem Courthouse

  1st mortgage (2)       8,234       7.83%   28.67 yrs 10/15/03       7,513

  2nd mortgage             271       7.83%      (1)    10/15/03         271

                        23,841

Less unamortized

  discounts               (101)

Total                  $23,740                                      $23,120


(1)  Interest only payments

(2) The discount from the mortgage refinancing of this property is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Salem Courthouse.

(3) See "Item 7, Financial Statements _ Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                 Average Annual          Average Annual

                                   Rental Rates             Occupancy

Property                       1998           1997       1998      1997


Plainview Apartments         $7,199/unit   $6,974/unit    92%       92%


Salem Courthouse              6,171/unit    6,021/unit    97%       93%


The Managing General Partner attributes the increase in occupancy at Salem Courthouse Apartments to the effort to coordinate lease expirations more closely with periods of high rental traffic in order to maintain a constant level of occupancy.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See "Capital Improvements" below for information relating to budgeted capital expenditures at the properties.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                       1998           1998

                                     Billing          Rate

                                  (in thousands)


Plainview                              $148           1.1%

Salem Courthouse (a)                    264           9.6%


(a)  Amount per 1997 billings, tax bills for 1998 not yet received.

CAPITAL IMPROVEMENTS:

During 1998, the Partnership completed $235,000 of capital improvements at Salem Courthouse, consisting primarily of clubhouse renovations, office furniture, and carpet and vinyl replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $397,000 of capital improvements over the near term. Capital improvements planned for 1999 are expected to cost approximately $479,000 which consist of, but is not limited to, HVAC repairs, siding/trim/facia/soffit repairs, exterior painting and balcony repairs.

In 1998, the Partnership expended $226,000 on capital improvements at Plainview, consisting primarily of HVAC condensing units, water heaters, and carpet and vinyl replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $600,000 of capital improvements over the near term. Capital improvements costing approximately $30,000 are planned for 1999 which consist of, but is not limited to, painting the exterior of the buildings.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fourth quarter ended December 31, 1998.




                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units aggregating $20,240,000. The Partnership currently has 1,355 holders of record owning an aggregate of 1,011.5 Units. Affiliates of the Managing General Partner owned 32.75 units or 3.238% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the partners for the years ending December 31, 1997 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Result of Operations

The Registrant's net loss for the year ended December 31, 1998 was $892,000 as compared to a net loss of $1,168,000 for the year ended December 31, 1997 (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses). The decrease in net loss was due primarily to an increase in total revenues and to a lesser extent, a decrease in total expenses. Revenues increased due to an increase in rental income and other income. The increase in rental income is primarily attributable to the increase in average annual rental rates at both of the Registrant's investment properties as well as an increase in average occupancy at Salem Courthouse. Other income increased primarily due to an increase in utility income resulting from a revision to the calculation of amounts to be charged to the tenants at Plainview Apartments.

Total expenses decreased primarily due to a reduction in operating expenses which more than offset the slight increases in general and administrative expenses and depreciation. Operating expense decreased due to a decrease in utility expense and the completion of exterior building improvements at Plainview in 1997, as well as the completion of a major landscaping project at Salem Courthouse in 1997. General and administrative expense increased due to an increase in reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels, and protecting the Registrant from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $168,000 as compared to approximately $251,000 at December 31, 1997. The decrease in cash and cash equivalents is due to $469,000 of cash used in investing activities and $118,000 of cash used in financing activities, which was partially offset by $504,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state and local legal and regulatory requirements. The Registrant has budgeted approximately $509,000 in capital improvements for all of the Registrant's properties in 1999. Capital improvements planned for Plainview consist of, but is not limited to, painting the exterior of the buildings. Capital improvements planned for Salem Courthouse consist of, but is not limited to, HVAC repairs, siding/trim/facia repairs, exterior painting and balcony repairs. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,740,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 15, 2003, to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

There were no distributions to the partners for the years ending December 31, 1997 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


ITEM 7.  FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE III, L. P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Deficit - Years ended December
 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors




The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/  ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                  DAVIDSON DIVERSIFIED REAL ESTATE III, L. P.
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

  Cash and cash equivalents                                           $  168

  Receivables and deposits                                               369

  Restricted escrows                                                     183

  Other assets                                                           351

  Investment properties (Notes C and F):

     Land                                             $  2,821

     Buildings and related personal property            31,590

                                                        34,411

     Less accumulated depreciation                     (16,472)       17,939


                                                                     $19,010


Liabilities and Partners' Deficit


Liabilities

  Accounts payable                                                   $    44

  Tenant security deposit liabilities                                    109

  Accrued property taxes                                                 401

  Other liabilities                                                      227

  Mortgage notes payable (Notes C and F)                              23,740


Partners' Deficit

  General partners                                    $   (110)

  Limited partners (1,011.5 units issued and

    outstanding)                                        (5,401)       (5,511)


                                                                     $19,010


          See Accompanying Notes to Consolidated Financial Statements




                  DAVIDSON DIVERSIFIED REAL ESTATE III, L. P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                   Years Ended December 31,

                                                      1998          1997

Revenues:

  Rental income                                   $    5,426     $    5,236

  Other income                                           435            409

       Total revenues                                  5,861          5,645


Expenses:

  Operating                                            2,560          2,628

  General and administrative                             190            172

  Depreciation                                         1,418          1,403

  Interest                                             2,167          2,174

  Property taxes                                         418            436

       Total expenses                                  6,753          6,813


  Net loss                                        $     (892)    $   (1,168)



Net loss allocated to general partners (2%)       $      (18)    $      (23)


Net loss allocated to limited partners (98%)            (874)        (1,145)


                                                  $     (892)    $   (1,168)



Net loss per limited partnership unit:            $  (864.06)    $(1,131.98)


          See Accompanying Notes to Consolidated Financial Statements




                  DAVIDSON DIVERSIFIED REAL ESTATE III, L. P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                  Limited

                                Partnership  General     Limited

                                   Units     Partners    Partners      Total




Original capital contributions    1,013.0    $      1    $ 20,240     $ 20,241


Partners' deficit at

 December 31, 1996               1,011.5     $    (69)   $ (3,382)    $ (3,451)


Net loss for the year ended

 December 31, 1997                     --         (23)     (1,145)      (1,168)


Partners' deficit at

 December 31, 1997               1,011.5          (92)     (4,527)      (4,619)


Net loss for the year ended

 December 31, 1998                     --         (18)       (874)        (892)


Partners' deficit at

 December 31, 1998                1,011.5    $   (110)   $ (5,401)    $ (5,511)


          See Accompanying Notes to Consolidated Financial Statements




                  DAVIDSON DIVERSIFIED REAL ESTATE III, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                           1998        1997

Cash flows from operating activities:

  Net loss                                               $   (892)   $ (1,168)

  Adjustments to reconcile net loss to net cash

  provided by operating activities:

    Depreciation                                            1,418       1,403

    Amortization of mortgage discounts and loan costs          65          64

    Change in accounts:

      Receivables and deposits                               (114)         (3)

      Other assets                                             25         (37)

      Accounts payable                                       (165)         18

      Accrued property taxes                                  123          11

      Tenant security deposit liabilities                      25         (34)

      Other liabilities                                        19        (101)


     Net cash provided by operating activities                504         153


Cash flows used in investing activities:

  Property improvements and replacements                     (461)       (337)

  Net (deposits to) withdrawals from restricted escrows        (8)         79


         Net cash used in investing activities               (469)       (258)


Cash flows used in financing activities:

  Payments on mortgage notes payable                         (118)       (109)


Net decrease in cash and cash equivalents                     (83)       (214)

Cash and cash equivalents at beginning of period              251         465


Cash and cash equivalents at end of period               $    168    $    251


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  2,102    $  2,111


          See Accompanying Notes to Consolidated Financial Statements






                  DAVIDSON DIVERSIFIED REAL ESTATE III, L. P.
                   Notes to Consolidated Financial Statements
                               December 31, 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Davidson Diversified Real Estate III, L. P. (the "Partnership" or the "Registrant") is a Delaware limited partnership organized in July 1985 to acquire and operate residential and commercial real estate properties. The Partnership owns and operates two apartment complexes located in Kentucky and Indiana. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners")(collectively, the "General Partners"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Plainview Apartments, L.P. and its wholly owned Limited Liability Company Salem GP, LLC. The Partnership may remove the General Partner of Plainview Apartments, L.P.; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

ALLOCATIONS OF PROFITS, GAINS, AND LOSSES

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

TENANT SECURITY DEPOSITS

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

RESTRICTED ESCROWS

CAPITAL IMPROVEMENT RESERVES

At the time of the 1993 refinancing of the Salem Courthouse mortgage note payable, approximately $176,000 of the proceeds were designated for a "Capital Improvement Reserve" for certain capital improvements. At December 31, 1998, the remaining reserve balance was $5,000.

RESERVE ACCOUNT

In addition to the Capital Improvement Reserve, a general operating reserve account of approximately $114,000 was established with the refinancing proceeds for Salem Courthouse. These funds were established to fund necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equaled $400 per apartment unit or approximately $155,000 in total. At December 31, 1998, the balance in the reserve account was approximately $179,000 including interest earned on the reserves.

INVESTMENT PROPERTIES

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for the impairment of value were necessary in the years ended December 31, 1998 or 1997.

DEPRECIATION

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.

LOAN COSTS

Loan costs of approximately $559,000 less accumulated amortization of approximately $221,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

ADVERTISING

The Partnership expenses the costs of advertising as incurred. Advertising costs, of approximately $69,000 and $68,000 for the years ended December 31, 1998 and 1997, respectively, were charged to operating expense as incurred.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See Note "G" for detailed disclosure of the Partnership's segments.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C -  MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                      Principal     Monthly                         Principal

                      Balance At    Payment    Stated                Balance

                     December 31,  Including  Interest Maturity      Due At

Property                 1998      Interest     Rate     Date       Maturity
                          (in thousands)                         (in thousands)

Plainview Apartments   $15,336       $119 (1)   9.33%   11/15/10    $15,336

Salem Courthouse

 1st mortgage            8,234         64       7.83%   10/15/03      7,513

 2nd mortgage              271          2 (1)   7.83%   10/15/03        271

                        23,841

Less unamortized

discounts                 (101)


    Totals             $23,740                                      $23,120


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

The mortgage notes payable are non-recourse and are secured by pledge of the respective investment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit the sale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (dollar amounts in thousands):

       Years Ending December 31,

                 1999                   $   128

                 2000                       138

                 2001                       149

                 2002                       161

                 2003                     7,929

              Thereafter                 15,336

                                        $23,841


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except unit data):


                                          1998            1997

Net loss as reported                  $   (892)       $   (1,168)

Add (deduct)

Debt write-off                             --                104

Depreciation differences                   (28)                2

Unearned income                            (19)               26

Other                                       13               (39)


Federal taxable loss                  $   (926)       $   (1,075)


Federal taxable loss per

   limited partnership unit           $(897.16)       $(1,041.52)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):


     Net deficit as reported                       $  (5,511)

     Land and buildings                                  635

     Accumulated depreciation                         (6,956)

     Syndication                                       1,621

     Distribution fees                                 1,051

     Other                                                91

      Net deficit - Federal tax basis              $  (9,069)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                       1998           1997

                                                          (in thousands)


Property management fees (included in

 operating expenses)                                  $298            $284

Reimbursement for services of affiliates

 (included in operating and general and

 administrative expenses and investment

 property)                                             154             130



Included in reimbursement for services of affiliates is approximately $22,000 and $2,000 of construction services reimbursements for the years ended December 31, 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $298,000 and $284,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $154,000 and $130,000 for the years ended December 31, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner. However, the insurer was unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 300 of the outstanding units of limited partnership interest in the Partnership at $3,000 per Unit, net to the seller in cash. This tender offer has subsequently been withdrawn by the Purchaser. AIMCO currently owns, through its affiliates, a total of 32.75 limited partnership units or 3.238%.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION




                                                     Initial Cost

                                                    To Partnership

                                                    (in thousands)


 Investment Properties                                      Buildings         Cost

                                                           and Related     Capitalized

                                                            Personal      Subsequent to

 Description                    Encumbrances     Land       Property       Acquisition


 Salem Courthouse

  Indianapolis, Indiana           $ 8,505       $  774       $11,198         $ 1,215

 Plainview Apartments

  Louisville, Kentucky             15,336        2,047        16,584           2,593


 Totals                           $23,841       $2,821       $27,782         $ 3,808





                   Gross Amount At Which Carried

                       At December 31, 1998

                          (in thousands)


                            Buildings

                           And Related

                             Personal             Accumulated     Date of       Date   Depreciable

 Description        Land     Property     Total   Depreciation  Construction  Acquired Life-Years


 Salem Courthouse  $   774   $12,413     $13,187   $ (6,627)        1978       11/85      5-25

                                                                Phase I 1973   05/86

 Plainview           2,047    19,177      21,224     (9,845)   Phase II 1978   05/86      5-25

   Apartments


 Totals            $ 2,821   $31,590     $34,411   $(16,472)


Reconciliation of "Real Estate and Accumulated Depreciation":


                                         Years Ended December 31,

                                            1998           1997

                                              (in thousands)

Investment Properties

Balance at beginning of year            $  33,950      $  33,613

   Property improvements                      461            337


Balance at end of Year                  $  34,411      $  33,950


Accumulated Depreciation

Balance at beginning of year            $  15,054      $  13,651

   Additions charged to expense             1,418          1,403


Balance at end of year                  $  16,472      $  15,054


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $35,046,000 and $34,591,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $23,428,000 and $21,983,000.



NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Kentucky and Indiana. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies (see "Note A").

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.


               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 5,426       $    --     $ 5,426
Other income                              433             2         435
Interest expense                        2,167            --       2,167
Depreciation                            1,418            --       1,418
General and administrative expense         --           190         190
Segment loss                             (704)         (188)       (892)
Total assets                           18,974            36      19,010
Capital expenditures for
  investment properties                   461            --         461

               1997                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 5,236       $    --     $ 5,236
Other income                              395            14         409
Interest expense                        2,174            --       2,174
Depreciation                            1,403            --       1,403
General and administrative expense         --           172         172
Segment loss                           (1,010)         (158)     (1,168)
Total assets                           19,808           194      20,002
Capital expenditures for
  investment properties                   337             --        337

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

On December 31, 1998 Davidson Diversified Properties, Inc., (the "Managing General Partner"), was owned by MAE GP Corporation, which was wholly owned by Metropolitan Asset Enhancement, L.P., which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999 Insignia and IPT respectively were merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of the Managing General Partner, as of December 31, 1998, their ages and the nature of all positions presently held by them are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, no security holder was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant.

As of December 31, 1998, no director or officer of the Managing General Partner owns, nor do the directors or officers as a whole own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 3.238% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire additional limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                     1998           1997

                                                        (in thousands)


Property management fees (included in

 operating expenses)                                $298            $284

Reimbursement for services of affiliates

 (included in operating and general and

 Administrative expenses and investment

 property)                                           154             130


Included in reimbursement for services of affiliates is approximately $22,000 and $2,000 of construction services reimbursements for the years ended December 31, 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $298,000 and $284,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $154,000 and $130,000 for the years ended December 31, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner. However, the insurer was unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 27, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 300 of the outstanding units of limited partnership interest in the Partnership at $3,000 per Unit, net to the seller in cash. This tender offer has subsequently been withdrawn by the Purchaser. AIMCO currently owns, through its affiliates, a total of 32.75 limited partnership units or 3.238%.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed in the fourth quarter of fiscal year
             1998:

             Current Report on Form 8-K dated October 1, 1998 filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.






In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DAVIDSON DIVERSIFIED REAL ESTATE III

                           By:  Davidson Diversified Properties, Inc.,
                                Managing General Partner

                           By:  /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President


                           By:  /s/Timothy R. Garrick
                                Timothy R. Garrick
                                Vice President - Accounting

                           Date: March 26, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 Signature/Name



By:/s/Patrick J. Foye                        Date: March 26, 1999
  Patrick J. Foye
  Executive Vice President and Director

By:/s/Timothy R. Garrick                     Date: March 26, 1999
  Timothy R. Garrick
  Vice President - Accounting
  and Director



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