Form 10QSB
period 1999-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1999-05-12
CIK 773679

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
               (Address of principal executive offices zip code)

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
                                  (Unaudited)

                                 March 31, 1999



Assets

  Cash and cash equivalents                            $    292

  Receivables and deposits                                  355

  Restricted escrows                                        185

  Other assets                                              402

  Investment properties:

     Land                                    $  2,821

     Buildings and related personal property   31,659

                                               34,480

     Less accumulated depreciation            (16,833)    17,647


                                                        $ 18,881


Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                      $     73

  Tenant security deposit liabilities                        103

  Accrued property taxes                                     389

  Other liabilities                                          277

  Mortgage notes payable                                  23,713


Partners' Deficit

  General partners                           $     (113)

  Limited partners (1,011.5 units issued

     and outstanding)                            (5,561)  (5,674)


                                                          $18,881


                 See Accompanying Notes to Financial Statements

b)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                                    Three Months Ended

                                                         March 31,

                                                     1999         1998

Revenues:

Rental income                                      $  1,354     $  1,313

Other income                                            110           99

        Total revenues                                1,464        1,412

Expenses:

  Operating                                             563          589

  General and administrative                             52           47

  Depreciation                                          361          346

  Interest                                              540          542

  Property taxes                                        111          114

        Total expenses                                1,627        1,638

         Net loss                                  $   (163)    $   (226)

 Net loss allocated to general partners (2%)       $     (3)    $     (5)

    Net loss allocated to limited partners (98%)       (160)        (221)

                                                   $   (163)    $   (226)

 Net loss per limited partnership unit:            $(158.18)     $(218.49)


                 See Accompanying Notes to Financial Statements


c)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                   Limited

                                 Partnership    General    Limited

                                    Units      Partners   Partners    Total


Original capital contributions     1,013.0     $      1   $ 20,240   $ 20,241

  Partners' deficit at

     December 31, 1998             1,011.5     $   (110)  $ (5,401)  $ (5,511)

Net loss for the three months

     ended March 31, 1999               --           (3)      (160)      (163)

Partners' deficit at

     March 31, 1999                1,011.5     $   (113)  $ (5,561)  $ (5,674)


                 See Accompanying Notes to Financial Statements


d)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                        Three Months Ended

                                                            March 31,

                                                          1999      1998

Cash flows from operating activities:

  Net loss                                             $   (163) $   (226)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

    Depreciation                                            361       346

    Amortization of mortgage discounts and loan costs        16        16

    Change in accounts:

      Receivables and deposits                               14      (114)

      Other assets                                          (63)       23

      Accounts payable                                       29      (110)

      Tenant security deposit liabilities                    (6)        4

      Accrued property taxes                                (12)      114

      Other liabilities                                      50       (15)


         Net cash provided by operating activities          226        38


Cash flows from investing activities:

  Property improvements and replacements                    (69)      (69)

  Net deposits to restricted escrows                         (2)       (2)


         Net cash used in investing activities              (71)      (71)


Cash flows used in financing activities:

  Payments on mortgage notes payable                        (31)      (29)


Net increase (decrease) in cash and cash equivalents        124       (62)

Cash and cash equivalents at beginning of period            168       251


Cash and cash equivalents at end of period             $    292  $    189


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $    524  $    526

                 See Accompanying Notes to Financial Statements

e)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Plainview Apartments, L.P. and its wholly owned Limited Liability Company, Salem GP, LLC. The Partnership may remove the General Partner of Plainview Apartments, L.P.; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the three months ended March 31, 1999 and 1998:

                                               1999        1998

                                                (in thousands)


Property management fees (included in

 operating expenses)                           $ 74         $ 72

Reimbursement for services of affiliates

 (included in operating and general and

 administrative expenses and investment

 property)                                       33         50


Included in "Reimbursement for services of affiliates" is approximately $15,000 of construction services reimbursements for the three months ended March 31, 1998. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $74,000 and $72,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $50,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, which consists of two apartment complexes located in Kentucky and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 1,354       $    --     $ 1,354
Other income                              110            --         110
Interest expense                          540            --         540
Depreciation                              361            --         361
General and administrative expense         --            52          52
Segment loss                              111            52         163
Total assets                           18,788            93      18,881
Capital expenditures                       69            --          69

               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 1,313       $    --     $ 1,313
Other income                               97             2          99
Interest expense                          542            --         542
Depreciation                              346            --         346
General and administrative expense         --            47          47
Segment loss                              181            45         226
Total assets                           19,606           138      19,744
Capital expenditures for
  investment properties                    69             --         69

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 1999 and 1998:

                                               Average Occupancy

                                                1999        1998

  Salem Courthouse

    Indianapolis, Indiana                       96%          96%

  Plainview Apartments

    Louisville, Kentucky                        88%          92%

The Managing General Partner attributes the decrease in occupancy at Plainview Apartments to employment transfers and an increase in home purchases due to low mortgage rates.

Results from Operations

The Registrant's net loss for the three months ended March 31, 1999, was $163,000 as compared to a net loss of $226,000 for the three months ended March 31, 1998. The decrease in net loss is primarily attributable to an increase in total revenues and to a lesser extent, a decrease in total expenses. The increase in total revenues is due primarily to an increase in rental income as a result of increases in average annual rental rates at both properties as well as a decrease in rental concessions offered by Plainview Apartments, which more than offset the decrease in occupancy at Plainview Apartments. In addition, other income increased due to an increase in utility income collected at Plainview Apartments.

Total expenses decreased due to a reduction in operating expense, which more than offset the slight increase in depreciation. Operating expense decreased primarily due to decreases in interior building improvements at both investment properties, construction service fees at Plainview Apartments and hazard insurance expense at both properties due to a change in insurance carrier. Also contributing to the decrease in operating expense is the receipt of insurance proceeds relating to some water damage at Salem Courthouse. Depreciation expense increased due to capital improvements completed at both investment properties over the past several years.

General and administrative, interest and property tax expenses remained relatively constant for the comparable periods. Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $292,000 as compared to approximately $189,000 at March 31, 1998. Cash and cash equivalents increased approximately $124,000 for the period ended March 31, 1999 from the Registrant's fiscal year end and is primarily due to $226,000 of cash provided by operating activities, offset by $71,000 used in investing activities and $31,000 used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Salem Courthouse: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Salem Courthouse requires approximately $397,000 of capital improvements over the near term. The Partnership has budgeted capital improvements of approximately $479,000 for 1999 at this property consisting primarily of HVAC repairs, siding/trim/facia/sofit repairs, exterior painting and balcony repairs. As of March 31, 1999 approximately $31,000 has been incurred consisting primarily of flooring and appliance replacements and computer and other equipment purchases. These improvements were funded from cash flow.

Plainview Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Plainview requires approximately $600,000 of capital improvements over the near term. The Partnership has currently budgeted capital improvements of approximately $30,000 for 1999 at this property consisting primarily of exterior painting. Additional improvements are planned for 1999 however the costs of these improvements has not yet been determined. As of March 31, 1999 approximately $38,000 has been incurred consisting primarily of flooring replacements and water heater repairs. These improvements were funded from cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,713,000, net of discount, is amortized over 360 months with a balloon payment of approximately $23,120,000 due at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the three months ended March 31, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company ("AIMCO"), a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 3.238% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b)    Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.



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

                              DAVIDSON DIVERSIFIED REAL ESTATE III

                              By:  Davidson Diversified Properties, Inc.,
                                   Managing General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                              Date: May 12, 1999