Form 10QSB
period 1999-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1999-08-11
CIK 773679

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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
                                  (Unaudited)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                      $  352

  Receivables and deposits                                          314

  Restricted escrows                                                187

  Other assets                                                      389

  Investment properties:

     Land                                           $  2,821

     Buildings and related personal property          31,821

                                                      34,642

     Less accumulated depreciation                   (17,194)     17,448

                                                                 $18,690
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                               $    71

  Tenant security deposit liabilities                                115

  Accrued property taxes                                             344

  Other liabilities                                                  297

  Mortgage notes payable                                          23,686

Partners' Deficit

  General partners                                  $   (116)

  Limited partners (1,011.5 units issued

     and outstanding)                                 (5,707)     (5,823)

                                                                 $18,690


          See Accompanying Notes to Consolidated Financial Statements
b)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                   Three Months Ended       Six Months Ended

                                        June 30,                June 30,

                                    1999        1998       1999        1998

Revenues:

  Rental income                  $  1,338    $  1,325    $  2,692   $  2,638

  Other income                         99         145         209        244

    Total revenues                  1,437       1,470       2,901      2,882

Expenses:

  Operating                           535         672       1,098      1,261

  General and administrative           60          49         112         96

  Depreciation                        361         351         722        697

  Interest                            539         543       1,079      1,085

  Property taxes                       91         106         202        220

    Total expenses                  1,586       1,721       3,213      3,359

Net loss                         $   (149)   $   (251)   $   (312)  $   (477)

Net loss allocated to general

  partners (2%)                  $     (3)   $     (5)   $     (6)  $    (10)

Net loss allocated to limited

  partners (98%)                     (146)       (246)       (306)      (467)

                                 $   (149)   $   (251)   $   (312)  $   (477)
Net loss per limited

  partnership unit               $(144.34)   $(243.20)   $(302.52)  $(461.69)


          See Accompanying Notes to Consolidated Financial Statements
c)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)
                                  (Unaudited)



                                   Limited

                                 Partnership    General    Limited

                                     Units     Partners    Partners     Total


Original capital contributions     1,013.0    $      1     $ 20,240  $ 20,241

  Partners' deficit at

     December 31, 1998             1,011.5    $   (110)    $ (5,401) $ (5,511)

Net loss for the six months

     ended June 30, 1999                --          (6)        (306)     (312)

Partners' deficit at

     June 30, 1999                 1,011.5    $   (116)    $ (5,707) $ (5,823)


          See Accompanying Notes to Consolidated Financial Statements
d)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                            Six Months Ended

                                                                June 30,

                                                             1999       1998

Cash flows from operating activities:

  Net loss                                                 $ (312)      $ (477)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

    Depreciation                                              722          697

    Amortization of mortgage discounts and loan costs          32           33

    Change in accounts:

      Receivables and deposits                                 55          (35)

      Other assets                                            (62)          11

      Accounts payable                                         27          (76)

      Tenant security deposit liabilities                       6           21

      Accrued property taxes                                  (57)          85

      Other liabilities                                        70          (11)

         Net cash provided by operating activities            481          248

Cash flows from investing activities:

  Property improvements and replacements                     (231)        (233)

  Net deposits to restricted escrows                           (4)          (4)

         Net cash used in investing activities               (235)        (237)

Cash flows used in financing activities:

  Payments on mortgage notes payable                          (62)         (58)

Net increase (decrease) in cash and cash equivalents          184          (47)

Cash and cash equivalents at beginning of period              168          251

Cash and cash equivalents at end of period                 $  352       $  204

Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $1,048       $1,052

          See Accompanying Notes to Consolidated Financial Statements
e)
                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99.99% limited partnership interest in Plainview Apartments, L.P. and its wholly owned Limited Liability Company, Salem GP, LLC. The Partnership may remove the General Partner of Plainview Apartments, L.P.; therefore, the partnership is controlled and consolidated by the Partnership. All significant interentity balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the six months ended June 30, 1999 and 1998:
                                                       1999           1998

                                                          (in thousands)


Property management fees (included in

 operating expenses)                                  $146            $147

Reimbursement for services of affiliates

 (included in operating and general and

 administrative expenses and investment

 properties)                                            53              85

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $146,000 and $147,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $53,000 and $85,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses is approximately $2,000 and $18,000 of construction services reimbursements for the six months ended June 30, 1999 and 1998, respectively.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 2,692       $    --     $ 2,692
Other income                              208             1         209
Interest expense                        1,079            --       1,079
Depreciation                              722            --         722
General and administrative expense         --           112         112
Segment loss                             (201)         (111)       (312)
Total assets                           18,635            55      18,690
Capital expenditures                      231            --         231

               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 2,638       $    --     $ 2,638
Other income                              243             1         244
Interest expense                        1,085            --       1,085
Depreciation                              697            --         697
General and administrative expense         --            96          96
Segment loss                             (382)          (95)       (477)
Total assets                           19,381           113      19,494
Capital expenditures for
  investment properties                   233             --        233

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 1999 and 1998:

                                              Average Occupancy

                                             1999         1998

  Salem Courthouse
    Indianapolis, Indiana                     96%          96%

  Plainview Apartments
    Louisville, Kentucky                      90%          92%


Results from Operations

The Registrant's net loss for the six months ended June 30, 1999, was approximately $312,000 as compared to approximately $477,000 for the same period in 1998. The Registrant's net loss for the three months ended June 30, 1999, was approximately $149,000 as compared to approximately $251,000 for the same period in 1998. The decrease in net loss for the six months ended June 30, 1999 is the result of a decrease in total expenses and, to a lesser extent, an increase in total revenues. Net loss for the three months ended June 30, 1999 decreased primarily due to a decrease in total expenses which is partially offset by a slight decrease in total revenues. The increase in total revenues for six months ended June 30, 1999, is attributable to an increase in rental income that more than offset a decrease in other income. Rental income increased due to an increase in average annual rental rates at both properties as well as a decrease in rental concessions offered by Plainview Apartments, which more than offset the decrease in occupancy at Plainview Apartments. Other income decreased due to a decrease in utility income collected at Plainview Apartments and a decrease in lease cancellation fees at both properties.

Total expenses decreased for both the three and six month periods ended June 30, 1999, primarily due to a reduction in operating and, to a lesser extent, a reduction in property tax expense that more than offset increases in depreciation and general and administrative expenses. Operating expense decreased primarily due to the completion of the following projects during 1998: interior and exterior building improvements and contract yards and grounds at both properties and swimming pool repairs and exterior painting at Plainview Apartments. Insurance expense, which is included in operating expense, also decreased at both properties due to a change in insurance carrier. Partially offsetting the decrease is an increase in snow removal costs at Salem Courthouse. The decrease in property tax expense is a result of the timing of receipt of the tax bills for the year which affected the estimated accruals recorded for property tax expense. Depreciation expense increased due to capital improvements completed at both investment properties over the past several years. General and administrative expense increased due to increased legal costs as a result of the settlement of a legal case in the first quarter of 1999, as previously disclosed.

Included in general and administrative expenses at both June 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $352,000 as compared to approximately $204,000 at June 30, 1998. Cash and cash equivalents increased approximately $184,000 for the period ended June 30, 1999 from the Registrant's fiscal year end and is primarily due to approximately $481,000 of cash provided by operating activities, offset by approximately $235,000 of cash used in investing activities and approximately $62,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

Salem Courthouse: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Salem Courthouse requires approximately $397,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $479,000 for 1999 at this property which include certain of the required improvements and consist primarily of HVAC repairs, siding/trim/facia/sofit repairs, exterior painting and balcony repairs. As of June 30, 1999, approximately $70,000 has been incurred consisting primarily of flooring, countertop, water heater, and appliance replacements, drapery and computer and other equipment purchases. These improvements were funded from cash flow.

Plainview Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Plainview requires approximately $600,000 of capital improvements over the next few years. The Partnership is still evaluating the extent of the improvements to be budgeted for 1999 at this property. The property has, however, incurred costs associated with capital expenditures, which have been deemed necessary to compete within the local market, until a final assessment of the total capital improvements required for 1999 is completed. As of June 30, 1999 approximately $161,000 has been incurred consisting primarily of building improvements, HVAC condensing units repair, balcony repairs, flooring, appliance and water heater replacements, and interior decorating. These improvements were funded from cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,686,000, net of discount, is amortized over 360 months with a balloon payment of approximately $23,120,000 due at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the six months ended June 30, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

(b)  Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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

                           Date: August 11, 1999