Form 10QSB
period 1999-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 1999-11-15
CIK 773679

FORM 10-QSB_ QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities And Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999


Assets
Cash and cash equivalents                                             $    424
Receivables and deposits                                                   443
Restricted escrows                                                          87
Other assets                                                               365
Investment properties:
Land                                                       $  2,821
Buildings and related personal property                      32,136
                                                             34,957
Less accumulated depreciation                               (17,567)    17,390
                                                                      $ 18,709
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                      $    118
Tenant security deposit liabilities                                        118
Accrued property taxes                                                     463
Other liabilities                                                          286
Mortgage notes payable                                                  23,657
Partners' Deficit
General partners                                           $   (118)
Limited partners (1011.5 units issued and
outstanding)                                                 (5,815)    (5,933)

                                                                      $ 18,709

          See Accompanying Notes to Consolidated Financial Statements
b)


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended      Nine Months Ended
                                     September 30,           September 30,
                                    1999       1998         1999        1998
Revenues:
Rental income                    $  1,414   $  1,380    $  4,106     $  4,018
Other income                           98        106         307          350
Total revenues                      1,512      1,486       4,413        4,368

Expenses:
Operating                             517        709       1,615        1,970
General and administrative             60         46         172          142
Depreciation                          373        358       1,095        1,055
Interest                              536        541       1,615        1,626
Property taxes                        136        107         338          327
Total expenses                      1,622      1,761       4,835        5,120

Net loss                         $   (110)  $   (275)   $   (422)    $   (752)
Net loss allocated to general
partners (2%)                          (2)        (5)         (8)         (15)
Net loss allocated to limited
  partners (98%)                     (108)      (270)       (414)        (737)
                                 $   (110)  $   (275)   $   (422)    $   (752)

Net loss per limited partnership
unit                             $(106.77)  $(266.93)   $(409.29)    $(728.62)

          See Accompanying Notes to Consolidated Financial Statements
c)

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership  General   Limited
                                     Units     Partners Partners   Total

Original capital contributions       1,013.0   $     1  $20,240  $20,241

Partners' deficit at
December 31, 1998                    1,011.5   $  (110) $(5,401) $(5,511)

Net loss for the nine months
ended September 30, 1999                  --        (8)    (414)    (422)

Partners' deficit at
September 30, 1999                   1,011.5   $  (118) $(5,815) $(5,933)

          See Accompanying Notes to Consolidated Financial Statements
d)

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Nine Months Ended
                                                             September 30,
                                                          1999         1998
Cash flows from operating activities:
Net loss                                               $  (422)     $  (752)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation                                             1,095        1,055
Amortization of mortgage discounts and loan costs           45           49
Change in accounts:
Receivables and deposits                                   (74)        (150)
Other assets                                               (47)          16
Accounts payable                                            74          (93)
Tenant security deposit liabilities                          9           23
Accrued property taxes                                      62          193
Other liabilities                                           59           (6)

Net cash provided by operating activities                  801          335

Cash flows used in investing activities:
Property improvements and replacements                    (546)        (384)
  Net receipts from (deposits to) restricted escrows        96           (6)

     Net cash used in investing activities                (450)        (390)

Cash flows used in financing activities:
  Payments on mortgage notes payable                       (95)         (88)

Net increase (decrease) in cash and cash equivalents       256         (143)
Cash and cash equivalents at beginning of period           168          251

Cash and cash equivalents at end of period             $   424      $   108

Supplemental disclosure of cash flow information:
Cash paid for interest                                 $ 1,570      $ 1,577

          See Accompanying Notes to Consolidated Financial Statements


e)

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99.9% limited partnership interest in Plainview Apartments, L.P. and its wholly owned limited liability company, Salem GP, LLC. Because the Partnership may remove the general partner of Plainview Apartments, L.P., the partnership is controlled and consolidated by the Partnership. All significant inter-entity balances have been eliminated.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the Managing General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                              1999       1998
                                               (in thousands)

Property management fees (included in
  operating expenses)                         $222       $220
Reimbursement for services of affiliates
  (included in operating and general and
 administrative expenses and investment
 properties)                                    83        120

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $222,000 and $220,000 for the nine month periods ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $83,000 and $120,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses is approximately $2,000 and $20,000 of construction services reimbursements for the nine months ended September 30, 1999 and 1998, respectively.

On July 30, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 437.42 units of limited partnership interest in the Partnership (approximately 43.24% of the total outstanding units) for a purchase price of $1,285 per unit. The offer expired on September 19, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired
96.5 units. As a result, AIMCO and its affiliates currently own 139 units of limited partnership interest in the Partnership representing approximately 13.74% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note E - Legal Proceedings").

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential properties, which consists of two apartment complexes, one located in each of Kentucky and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  RESIDENTIAL      OTHER       TOTALS

Rental income                           $ 4,106       $    --     $ 4,106
Other income                                306             1         307
Interest expense                          1,615            --       1,615
Depreciation                              1,095            --       1,095
General and administrative expense           --           172         172
Segment loss                               (251)         (171)       (422)
Total assets                             18,624            85      18,709
Capital expenditures                        546            --         546

                1998                  RESIDENTIAL      OTHER       TOTALS

Rental income                           $ 4,108       $    --     $ 4,018
Other income                                345             5         350
Interest expense                          1,626            --       1,626
Depreciation                              1,055            --       1,055
General and administrative expense           --           142         142
Segment loss                               (615)         (137)       (752)
Total assets                             19,214            77      19,291
Capital expenditures                        384            --         384

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 1999 and 1998:

                                       Average Occupancy
                                       1999        1998
Salem Courthouse
 Indianapolis, Indiana                 95%         96%

Plainview Apartments
 Louisville, Kentucky                  92%         92%


Results of Operations

The Registrant's net loss for the nine months ended September 30, 1999 was approximately $422,000 as compared to approximately $752,000 for the corresponding period in 1998. The Registrant's net loss for the three months ended September 30, 1999, was approximately $110,000 as compared to approximately $275,000 for the corresponding period in 1998. The decrease in net loss for the three and nine month periods is the result of a decrease in total expenses and, to a lesser extent, an increase in total revenues. Total expenses decreased for both the three and nine month periods ended September 30, 1999, primarily due to a reduction in operating expense that more than offset an increase in general and administrative expense and depreciation expense. Operating expense decreased primarily due to the completion of the following projects during 1998: interior and exterior building improvements and yard and grounds improvements at both properties, parking lot repairs at Salem Courthouse and swimming pool repairs and exterior painting at Plainview Apartments. Insurance expense, which is included in operating expense, also decreased at both properties due to a change in insurance carrier late in 1998 which has resulted in lower premiums. General and administrative expense increased due to increased legal costs as a result of the settlement of legal cases in the first and second quarters of 1999, as previously disclosed in prior quarters. Depreciation expense increased as a result of an increase in capitalized property improvements and replacements during the past 18 months which are now being depreciated.

The increase in total revenues is attributable to an increase in rental income that more than offset a decrease in other income. Rental income increased due to an increase in average annual rental rates at both properties as well as a decrease in rental concessions offered by Salem Courthouse, which more than offset the small decrease in average occupancy at Salem Courthouse. Other income decreased due to a decrease in utility income collected at Plainview Apartments and a decrease in lease cancellation fees at both properties.

Included in general and administrative expenses at both September 30, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $424,000 as compared to approximately $108,000 at September 30, 1998. Cash and cash equivalents increased approximately $256,000 for the nine months ended September 30, 1999 from the Registrant's fiscal year end and is primarily due to approximately $801,000 of cash provided by operating activities, which is partially offset by approximately $450,000 of cash used in investing activities and approximately $95,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements, partially offset by net receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the both of the Registrant's properties are detailed below.

Salem Courthouse: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Salem Courthouse requires approximately $397,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $479,000 for 1999 at this property which include certain of the required improvements and consist primarily of HVAC improvements, siding/trim/facia/soffit improvements and balcony replacements. As of September 30, 1999, approximately $133,000 has been incurred consisting primarily of flooring, countertops, water heater and appliance replacements, landscaping, computers and other equipment purchases. These improvements were funded from cash flow and replacement reserves.

Plainview Apartments: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Plainview Apartments requires approximately $600,000 of capital improvements over the next few years. The Partnership is still evaluating the extent of the improvements to be budgeted at this property. The property has, however, incurred costs associated with capital expenditures which have been deemed necessary to compete within the local market, until a final assessment of the total capital improvements required for the property is completed. As of September 30, 1999 approximately $413,000 has been incurred consisting primarily of building improvements, HVAC condensing units, air conditioning and heating upgrades, landscaping, flooring, appliance and water heater replacements, and interior improvements. These improvements were funded from cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,657,000, net of discount, is amortized over 360 months with a balloon payment of approximately $23,120,000 due at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the nine months ended September 30, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On July 30, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 437.42 units of limited partnership interest in the Partnership (approximately 43.24% of the total outstanding units) for a purchase price of $1,285 per unit. The offer expired on September 19, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired
96.5 units. As a result, AIMCO and its affiliates currently own 139 units of limited partnership interest in the Partnership representing approximately 13.74% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note E - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K


a)   Exhibits

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                By: Davidson Diversified Properties, Inc. Its Managing General Partner

                                By:     /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President

                                By:     /s/Martha L. Long
                                        Martha L. Long
                                        Senior Vice President and
                                        Controller


                                Date: