Form 10KSB
period 1999-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2000-03-29
CIK 773679

March 29, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Davidson Diversified Real Estate III, L.P.
      Form 10-KSB
      File No. 0-15676


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                     (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $5,906,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in July 1985. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James
T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

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

The offering of the Partnership's limited partnership units ("Units") commenced on October 28, 1985, and terminated on October 24, 1986. The Partnership received gross proceeds from the offering of $20,240,000 from the sale of 1,013 units and net proceeds of $17,912,400. Since its initial offering, the Registrant has not received, nor are limited partners required to make additional capital contributions.

Holders of Units shall hereinafter be referred to as Limited Partners ("Limited Partners"). Limited Partners together with the General Partners shall be referred to as the Partners ("Partners").

The Partnership's primary business is to operate and hold for investment existing income-producing residential real estate properties. All of the net proceeds of the offering were invested in the Partnership's six properties, four of which have since been sold or foreclosed. The Partnership continues to own and operate two of these properties. See "Item 2. Description of Properties," for a description of the Partnership's remaining properties.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt. Therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties:

The following table sets forth the Partnership's investments in properties:


                                  Date of
Property                          Purchase        Type of Ownership           Use

Plainview Apartments              05/06/86  Fee ownership subject to      Apartment
  Louisville, Kentucky                      wraparound mortgage (1)       480 units

Salem Courthouse Apartments       11/30/85  Fee ownership subject to      Apartment
  Indianapolis, Indiana                     first and second mortgages    388 units


(1) Property is held by a Limited Partnership in which the Registrant owns a 99.99% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated    Useful                Federal
Property                   Value    Depreciation     Life     Method     Tax Basis
                              (in thousands)                           (in thousands)

Plainview Apartments     $21,880       $10,766     5-25 yrs    S/L        $ 7,293
Salem Courthouse
  Apartments              13,457         7,233     5-25 yrs    S/L          3,591

                         $35,337       $17,999                            $10,884


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
       Property              1999          Rate    Amortized     Date     Maturity (3)
                        (in thousands)                                   (in thousands)
Plainview Apartments
  1st mortgage              $15,336       9.33%       (1)      11/15/10      $15,336

Salem Courthouse
  Apartments
  1st mortgage (2)            8,106       7.83%    28.67 yrs   10/15/03        7,513
  2nd mortgage                  271       7.83%       (1)      10/15/03          271
                             23,713                                          $23,120
Less unamortized
  discounts                     (85)
Total                       $23,628


(1)   Interest only payments.

(2) The discount from the mortgage refinancing of this property is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Salem Courthouse.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay the loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property are as follows:

                                           Average Annual            Average
                                            Rental Rates            Occupancy
                                             (per unit)
Property                                 1999          1998       1999    1998

Plainview Apartments                    $7,355        $7,199       93%     92%
Salem Courthouse Apartments              6,387         6,171       95%     97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. As of December 31, 1999, no residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:

                                                 1999            1999
                                                 Taxes           Rate
                                            (in thousands)

Plainview Apartments                             $ 144            .46%
Salem Courthouse Apartments                        271           9.77%

Capital Improvements:

Plainview Apartments: The Partnership completed approximately $571,000 in capital expenditures at Plainview Apartments as of December 31, 1999, consisting primarily of floor covering, appliance replacements, air conditioning upgrades, swimming pool improvements, major landscaping and roofing projects. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $144,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership completed approximately $190,000 in capital expenditures at Salem Courthouse Apartments as of December 31, 1999, consisting primarily of floor covering and appliance replacements, structural building improvements, air conditioning upgrades, and major landscaping. These improvements were funded from cash flow and replacement reserves. The
Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $116,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units aggregating $20,240,000. The Partnership currently has 981 holders of record owning an aggregate of 1,011.5 Units. Affiliates of the Managing General Partner owned 296.55 units or 29.32% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the Partners for the years ended December 31, 1999 and 1998.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Salem Courthouse Apartments maintained by the mortgage lender is less than $400 per apartment unit or $155,200. As of December 31, 1999, the balance in the reserve account was approximately $88,000 including interest earned on the reserves.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 296.55 limited partnership units in the Partnership representing 29.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 1999 was approximately $535,000 as compared to approximately $892,000 for the year ended December 31, 1998. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable loss). The decrease in net loss is the result of a decrease in total expenses, the cumulative effect of a change in accounting principle and, to a lesser extent, an increase in total revenues. Total expenses decreased primarily due to a reduction in operating expense which was partially offset by an increase in general and administrative expense and depreciation expense. Operating expenses decreased primarily due to the completion of the following projects during 1998: interior and exterior building improvements and yard and grounds improvements at both properties, parking lot repairs at Salem Courthouse Apartments and swimming pool repairs and exterior painting at Plainview Apartments. Insurance expense, which is included in operating expense, also decreased at both properties due to a change in the insurance carrier late in 1998 which has resulted in lower premiums. General and administrative expense increased due to increased legal costs as a result of the settlement of legal cases during 1999 as previously disclosed in prior quarters. Depreciation expense increased as a result of an increase in capitalized property improvements and replacements during the past 12 months which are now being depreciated.

The increase in total revenues is attributable to an increase in rental income that more than offset a decrease in other income. Rental income increased due to an increase in average annual rental rates at both properties as well as a decrease in rental concessions offered by Salem Courthouse, which more than offset the small decrease in average occupancy at Salem Courthouse. Other income decreased due to a decrease in utility income collected at Plainview Apartments.

Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to decrease income before the change by approximately $15,000 ($14.53 per limited partnership unit). The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $480,000 as compared to approximately $168,000 at December 31, 1998. Cash and cash equivalents increased approximately $312,000 for the year ended December 31, 1999. The increase in cash and cash equivalents is due primarily to approximately $1,028,000 of cash provided by operating activities, which is partially offset by approximately $588,000 of cash used in investing activities and $128,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements, partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $260,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. To the extent that such capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,628,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions to the partners for the years ended December 31, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Salem Courthouse Apartments maintained by the mortgage lender is less than $400 per apartment unit or $155,200. As of December 31, 1999, the balance in the reserve account was approximately $88,000 including interest earned on the reserves.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 296.55 limited partnership units in the Partnership representing 29.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                $    480
   Receivables and deposits                                                      260
   Restricted escrows                                                             88
   Other assets                                                                  328
   Investment properties (Notes C, F and I):
      Land                                                    $  2,821
      Buildings and related personal property                   32,516
                                                                35,337

      Less accumulated depreciation                            (17,999)       17,338
                                                                            $ 18,494

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   173
   Tenant security deposit liabilities                                           116
   Accrued property taxes                                                        284
   Other liabilities                                                             339
   Mortgage notes payable (Notes C and F)                                     23,628

Partners' Deficit

   General partners                                            $ (121)
   Limited partners (1011.5 units issued and
      outstanding)                                              (5,925)       (6,046)
                                                                            $ 18,494

           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998

Revenues:
   Rental income                                           $  5,504      $  5,426
   Other income                                                 402           435
      Total revenues                                          5,906         5,861

Expenses:
   Operating                                                  2,259         2,560
   General and administrative                                   244           190
   Depreciation                                               1,527         1,418
   Interest                                                   2,153         2,167
   Property taxes                                               423           418
      Total expenses                                          6,606         6,753
Loss before cumulative effect of a change in
  accounting principle                                         (700)         (892)
Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
    major landscaping (Note I)                                  165            --

Net loss (Note D)                                            $ (535)     $   (892)

Net loss allocated to general partners (2%)                  $   (11)    $    (18)
Net loss allocated to limited partners (98%)                    (524)        (874)
                                                             $  (535)    $   (892)
Net loss per limited partnership unit:
Loss before cumulative effect of a change in
  accounting principle                                      $(678.20)    $(864.06)
Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping                                          160.16           --
Net loss per limited partnership unit                       $(518.04)    $(864.06)

Proforma amounts assuming the new method was applied retroactively:

  Net loss                                                   $  (700)    $   (818)
  Net loss per limited partnership unit                     $(678.20)    $(792.88)

           See Accompanying Notes to Consolidated Financial Statements




                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,013.0       $  1       $20,240    $20,241

Partners' deficit at
  December 31, 1997                      1,011.5       $ (92)     $(4,527)   $(4,619)

Net loss for the year ended
  December 31, 1998                           --          (18)       (874)      (892)

Partners' deficit at
  December 31, 1998                      1,011.5       $ (110)    $(5,401)   $(5,511)

Net loss for the year ended
  December 31, 1999                           --          (11)       (524)      (535)

Partners' deficit at
  December 31, 1999                      1,011.5      $ (121)    $(5,925)    $(6,046)

           See Accompanying Notes to Consolidated Financial Statements



                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,

                                                                 1999         1998
Cash flows from operating activities:

   Net loss                                                   $  (535)     $  (892)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                               1,527        1,418
     Amortization of mortgage discounts and loan costs             61           65
     Cumulative effect on prior year of change in
      accounting principle                                       (165)          --
     Change in accounts:
      Receivables and deposits                                    109         (114)
      Other assets                                                (22)          25
      Accounts payable                                             51         (165)
      Tenant security deposit liabilities                           7           25
      Accrued property taxes                                     (117)         123
      Other liabilities                                           112           19

         Net cash provided by operating activities              1,028          504

Cash flows used in investing activities:

   Property improvements and replacements                        (683)        (461)
   Net withdrawals from (deposits to) restricted escrows           95           (8)

         Net cash used in investing activities                   (588)        (469)

Cash flows used in financing activities:

   Payments on mortgage notes payable                            (128)        (118)

Net increase (decrease) in cash and cash equivalents              312          (83)
Cash and cash equivalents at beginning of period                  168          251

Cash and cash equivalents at end of period                    $   480      $   168

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $ 2,092      $ 2,102

Supplemental disclosure of non-cash activity:
   Property improvements and replacements in
     accounts payable                                         $    78      $    --

           See Accompanying Notes to Consolidated Financial Statements




                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     Notes To Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized in July 1985 to acquire and operate residential real estate properties. The Partnership owns and operates two apartment complexes located in Kentucky and Indiana. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.9% limited partnership interest in Plainview Apartments, L.P. and its wholly owned Limited Liability Company Salem GP, LLC. The Managing General Partner of the consolidated partnership is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the Managing General Partner of the consolidated partnership by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant inter-entity balances have been eliminated.

Allocations of Profits, Gains and Loses

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

Third, the remainder of such net income, if any, shall be allocate 15% to the General Partners and 85% to the Limited Partners.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows:

Capital Improvement Reserves

At the time of the 1993 refinancing of the Salem Courthouse mortgage net payable, approximately $176,000 of the proceeds were designated for a "Capital Improvement Reserve" for certain improvements. During 1999 the remaining balance in this account was returned to the property as all required capital improvements had been completed.

Reserve Account

In addition to the Capital Improvement Reserve, a general operating reserve account of approximately $114,000 was established with the refinancing proceeds for Salem Courthouse. These funds were established to fund necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equaled $400 per apartment unit or $155,200 in total. At December 31, 1999, the balance in the reserve account was approximately $88,000 including interest earned on the reserves.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for the impairment of value were necessary in the years ended December 31, 1999 or 1998.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see Note I).

Loan Costs

Loan  costs  of  approximately   $559,000  less   accumulated   amortization  of
approximately $266,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow periods or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs, of approximately $69,000 for both of the years ended December 31, 1999 and 1998, were charged to operating expense as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for required disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.



Note C - Mortgage Notes Payable


                         Principal      Monthly                            Principal
                         Balance At     Payment     Stated                  Balance
                        December 31,   Including   Interest   Maturity      Due At
       Property             1999        Interest     Rate       Date       Maturity
                             (in thousands)                             (in thousands)

Plainview Apartments      $15,336      $ 119 (1)     9.33%    11/15/10      $15,336
Salem Courthouse
  Apartments

  1st mortgage              8,106         64         7.83%    10/15/03        7,513
  2nd mortgage                271          2 (1)     7.83%    10/15/03          271
                           23,713                                           $23,120
Less unamortized
  discounts                   (85)
Totals                    $23,628


(1)   Interest only payments

The Partnership exercised an interest rate buy-down option for Salem Courthouse Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $177,000 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The mortgage notes payable are non-recourse and are secured by pledge of the respective investment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit the sale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                   Years Ended December 31,
                             2000            $   138
                             2001                149
                             2002                161
                             2003              7,929
                             2004                 --
                          Thereafter          15,336
                                             $23,713

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except unit data):

                                               1999          1998
Net loss as reported                         $ (535)        $ (892)
Add (deduct)
   Depreciation difference                       (29)           (28)
   Unearned income                                (9)           (19)
   Other                                          52             13
   Cumulative effect of change in
    accounting principle                        (165)            --
Federal taxable loss                         $ (686)        $ (926)

Federal taxable loss per
  limited partnership unit                  $(664.63)      $(897.16)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net deficit as reported                              $  (6,046)
Land and buildings                                         532
Accumulated depreciation                                (6,986)
Syndication                                              1,621
Distribution fees                                        1,051
Other                                                       73
Net liabilities - Federal tax basis                  $  (9,755)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)
Property management fees (included in
   operating expense)                             $ 297        $ 298

Reimbursement for services of affiliates
   (included in operating and general and
   administrative expenses and investment
   properties)                                      108          154

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $297,000 and $298,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $108,000 and $154,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 296.55 limited partnership units in the Partnership representing 29.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)


                                                       Buildings        Net Cost
                                                      and Related      Capitalized
                                                       Personal       Subsequent to
       Description          Encumbrances     Land      Property        Acquisition
                           (in thousands)                            (in thousands)
Plainview Apartments

  Louisville, Kentucky        $15,336       $ 2,047     $16,584          $ 3,249
Salem Courthouse
  Apartments

  Indianapolis, Indiana         8,377           774      11,198            1,485

Totals                        $23,713       $ 2,821     $27,782          $ 4,734



                    Gross Amount At Which
                           Carried

                     At December 31, 1999
                        (in thousands)
                           Buildings
                          And Related

                           Personal           Accumulated     Date of      Date   Depreciable
   Description     Land    Property    Total  Depreciation Construction  Acquired Life-Years

Plainview                                                  Phase I 1973   05/86
  Apartments      $ 2,047   $19,833   $21,880   $10,766    Phase II 1978  05/86    5-25 yrs

Salem Courthouse
  Apartments          774    12,683    13,457     7,233        1978       11/85    5-25 yrs

     Totals       $ 2,821   $32,516   $35,337   $17,999


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)
Investment Properties

Balance at beginning of year                    $34,411       $33,950
    Property improvements                           761           461
   Cumulative effect on prior years of
   a change in accounting principle                 165           --
Balance at end of Year                          $35,337       $34,411

Accumulated Depreciation

Balance at beginning of year                    $16,472       $15,054
    Additions charged to expense                  1,527         1,418
Balance at end of year                          $17,999       $16,472

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $35,869,000 and $35,046,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $24,985,000 and $23,428,000.

Note G - Segments Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes, located in Kentucky and Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals
                                                  (in thousands)
Rental income                             $ 5,504       $ --      $ 5,504
Other income                                  400            2        402
Interest expense                            2,153           --      2,153
Depreciation                                1,527           --      1,527
General and administrative expense             --          244        244
Cumulative effect on prior years of
  a change in accounting principle            165          --         165
Segment loss                                 (293)        (242)      (535)
Total assets                               18,381          113     18,494
Capital expenditures                          761           --        761


                  1998                   Residential    Other      Totals
                                                   (in thousands)
Rental income                               $ 5,426      $ --     $ 5,426
Other income                                    433          2        435
Interest expense                              2,167         --      2,167
Depreciation                                  1,418         --      1,418
General and administrative expense               --        190        190
Segment loss                                   (704)      (188)       (892)
Total assets                                 18,974         36     19,010
Capital expenditures                            461         --        461

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to decrease income before the change by approximately $15,000 ($14.53 per limited partnership unit). The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of this change. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

The effect of the new method for each quarter of 1999 on net income and net income per limited partnership unit before the cumulative effect is as follows:

                                  Increase/(Decrease) in      Per limited
                                        Net income         partnership unit

         First Quarter                   $(11,000)              $(10.66)
         Second Quarter                   (11,000)               (10.66)
         Third Quarter                      2,000                  1.94
         Fourth Quarter                     5,000                  4.85

Item 8. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure

            None.

                                    PART III

Item 9.  Directors,  Executive   Officers,   Promoters   and  Control   Persons,
         Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Managing General Partner is Davidson Diversified Properties, Inc. The names and ages of, as well as the position and offices held by, the present executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 1999, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                        Number of Units         Percentage

Insignia Properties LP

  (an affiliate of AIMCO)            33.25                3.29%
AIMCO Properties LP

  (an affiliate of AIMCO)           263.30               26.03%

Insignia Properties LP is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                   1999        1998
                                                    (in thousands)

Property management fees                          $ 297        $ 298

Reimbursement for services of affiliates            108          154

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $297,000 and $298,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $108,000 and $154,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 296.55 limited partnership units in the Partnership representing 29.32% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

      None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President and     Date:
Martha L. Long          Controller

                    DAVIDSON DIVERSIFIED REAL ESTATE III, LP

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

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

      4 Certificate of Limited Partnership dated June 28, 1985 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on form S-11 (Registration No.2-99257).

      10A Property Management Agreement dated July 26, 1985 between the Registrant and Harvey Freeman & Sons, Inc., is incorporated by reference to Exhibit 10B to Amendment No. 1 to the Registrant's Registration Statement on Form S-ii (Registration No. 2-99257).

      10B Agreement among Agents dated November 1, 1983 by and among Harvey Freeman & Sons, Inc., Harvey Freeman & Sons, Inc. of Arkansas, Harvey Freeman & Sons, Inc. of Florida, Harvey Freeman & Sons, Inc. of Georgia, Harvey Freeman & Sons, Inc. of Indiana, Harvey Freeman & Sons, Inc. of Kentucky, Harvey Freeman & Sons, Inc. of Mississippi, Harvey Freeman & Sons, Inc. of North Carolina, Harvey Freeman & Sons, Inc. of Ohio, and Harvey Freeman & Sons, Inc. of South Carolina, is incorporated by reference to Exhibit 10C to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1983.

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

      10I Promissory Noted dated December 2, 1985 payable to Freeman Mortgage Corporation executed by the Registrant is incorporated by reference to Exhibit 10J to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

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

      10V Assignment of Limited Partnership Interest of Freeman Equities, Limited dated December 31, 1991 between Davidson Diversified Properties, Inc. and Insignia Jacques-Miller, L.P. is incorporated by reference to Exhibit 10LL to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

      10W Assignment of General Partner Interests of Freeman Equities, Limited, dated December 31, 1991 between Davidson Diversified Properties, Inc. and MAE GP Corporation is incorporated by reference to Exhibit 10MM to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

      10X Stock certificate, dated December 31, 1999 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10NN to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

      (b) Second Mortgage and Security Agreement dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Salem Courthouse.

      (c) First Assignments of Lease and Rents dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Salem Courthouse.

      (d) Second Assignments of Lease and Rents dated September 30, 1993 between Salem Courthouse, L.P. and Lexington Mortgage Company, a Virginia Corporation, securing Salem Courthouse.

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

      18      Independent  Accountants'   Preferability  Letter  for  Change  in
              Accounting Principle.

      27          Financial Data Schedule.

      99A Agreement of Limited Partnership for Davidson III GP Limited Partnership between Davidson Diversified Properties, Inc. and Davidson Diversified Real Estate III.

      99B Agreement of Limited Partnership for Salem Courthouse L.P. between Davidson III GP Limited Partnership and Davidson Diversified Real Estate III, L.P. entered into on September 15, 1993.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Davidson Diversified Properties, Inc.
Managing General Partner of Davidson Diversified Real Estate III, L.P. 55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Consolidated Financial Statements of Davidson Diversified Real Estate III, L.P. included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP