Form 10QSB
period 2000-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2000-05-15
CIK 773679

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

                   For the quarterly period ended March 31, 2000


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

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)


                                 March 31, 2000

Assets

   Cash and cash equivalents                                       $   667
   Receivables and deposits                                            181
   Restricted escrows                                                   89
   Other assets                                                        374
   Investment properties:
      Land                                          $ 2,821
      Buildings and related personal property         32,660
                                                      35,481

      Less accumulated depreciation                  (18,402)       17,079
                                                                  $ 18,390

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                               $    178
   Tenant security deposit liabilities                                 120
   Accrued property taxes                                              392
   Other liabilities                                                   332
   Mortgage notes payable                                           23,597

Partners' Deficit

   General partners                                  $ (125)
   Limited partners (1,011.5 units issued and
      outstanding)                                    (6,104)       (6,229)
                                                                  $ 18,390

            See Accompanying Notes to Consolidated Financial Statements

b)


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                           Three Months Ended
                                                                March 31,
                                                            2000        1999
                                                                     (restated)
Revenues:
   Rental income                                         $  1,376   $  1,354
   Other income                                               132        110
      Total revenues                                        1,508      1,464

Expenses:
   Operating                                                  615        563
   General and administrative                                  39         52
   Depreciation                                               404        372
   Interest                                                   536        540
   Property taxes                                              97        111
      Total expenses                                        1,691      1,638

Loss before cumulative effect of a change in
  accounting principle                                       (183)      (174)
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping                                            --        165
Net loss                                                 $   (183)  $     (9)

Net loss allocated to general partners (2%)                    (4)        --
Net loss allocated to limited partners (98%)                 (179)        (9)
                                                         $   (183)  $     (9)

Per limited partnership unit:
Loss before cumulative effect of a change in
  accounting principle                                   $(176.96)  $(169.06)
Cumulative effect of a change in accounting principle          --     160.16
Net loss                                                 $(176.96)  $  (8.90)

            See Accompanying Notes to Consolidated Financial Statements

c)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0       $     1     $20,240    $20,241

Partners' deficit at

   December 31, 1999                   1,011.5       $  (121)    $(5,925)   $(6,046)

Net loss for the three months
   ended March 31, 2000                     --            (4)       (179)      (183)

Partners' deficit at

   March 31, 2000                      1,011.5       $  (125)    $(6,104)   $(6,229)

            See Accompanying Notes to Consolidated Financial Statements

d)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)



                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
                                                                           (restated)
Cash flows from operating activities:

   Net loss                                                   $  (183)     $    (9)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                 404          372
     Amortization of mortgage discounts and loan costs             16           16
     Cumulative effect of a change in accounting principle         --         (165)
     Change in accounts:
      Receivables and deposits                                     79           14
      Other assets                                                (58)         (63)
      Accounts payable                                             83           29
      Tenant security deposit liabilities                           4           (6)
      Accrued property taxes                                      108          (12)
      Other liabilities                                            (7)          50

         Net cash provided by operating activities                446          226

Cash flows from investing activities:

   Property improvements and replacements                        (223)         (69)
   Net deposits to restricted escrows                              (1)          (2)

         Net cash used in investing activities                   (224)         (71)

Cash flows used in financing activities:

   Payments on mortgage notes payable                             (35)         (31)

Net increase in cash and cash equivalents                         187          124
Cash and cash equivalents at beginning of period                  480          168

Cash and cash equivalents at end of period                    $   667      $   292

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $   520      $   524

At  December  31,  1999,   accounts   payable  and  property   improvements  and
replacements were adjusted by $78,000 for noncash activity.

            See Accompanying Notes to Consolidated Financial Statements

e)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net loss for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $11,000 ($10.66 per limited partnership unit). The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in the loss for 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $ 77       $ 74
         Reimbursement for services of affiliates
           (included in operating and general and
            administrative expenses and investment
            properties)                                    25         33

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $77,000 and $74,000 for the three month periods ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $25,000 and $33,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 297.55 limited partnership units in the Partnership representing 29.417% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential properties, which consists of two apartment complexes, one located in Kentucky and the other in Indiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential      Other       Totals

Rental income                             $ 1,376         $ --      $ 1,376
Other income                                  132            --         132
Interest expense                              536            --         536
Depreciation                                  404            --         404
General and administrative expense             --            39          39
Segment loss                                 (144)          (39)       (183)
Total assets                               18,322            68      18,390
Capital expenditures for investment
  properties                                  145            --         145

                 1999                   Residential      Other       Totals
                                               (restated)
Rental income                             $ 1,354         $ --      $ 1,354
Other income                                  110            --         110
Interest expense                              540            --         540
Depreciation                                  372            --         372
General and administrative expense             --            52          52
Cumulative effect of a change in
  in accounting principle                     165            --         165
Segment profit (loss)                          43           (52)         (9)
Total assets                               18,942            93      19,035
Capital expenditures for investment
  properties                                   69            --          69

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Salem Courthouse

            Indianapolis, Indiana (1)             92%         96%

         Plainview Apartments

            Louisville, Kentucky (2)              95%         88%

(1) The decrease in occupancy at Salem Courthouse is attributable to major road construction which was begun during 2000 and is expected to continue throughout the year which has had a negative impact on the curb appeal and traffic flow in the area.

(2) The increase in occupancy at Plainview Apartments is a result of improved retention of tenants during the latter half of 1999 and into 2000. The first part of 1999 was adversely affected by employment transfers and new home purchases. Various concessions are being offered in an effort to maintain occupancy levels.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2000 was approximately $183,000 as compared to approximately $9,000 for the corresponding period in 1999. The increase in net loss is primarily attributable to the cumulative effect of a change in accounting principle recognized during the three months ended March 31, 1999 and an increase in total expenses partially offset by a slight increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating expense and depreciation expense. The increase in operating expense is primarily due to an increase in maintenance expense at both of the Registrant's properties and advertising expense at Plainview Apartments. Maintenance expense increased as a result of ground and yard work at Salem Courthouse and plumbing repairs at Plainview Apartments. In addition Salem Courthouse had received insurance proceeds during 1999 related to some water damage which reduced maintenance expense during 1999. Depreciation expense increased due to new depreciable assets being placed into service at both properties. Partially offsetting the increase in total expenses was a decrease in property taxes. Property taxes decreased as a result of several years of tax refunds received for Salem Courthouse during 2000.

Total revenues increased due to an increase in rental income and other income. Rental income increased primarily due to increased rental rates at both of the Registrant's properties and an increase in occupancy at Plainview Apartments which more than offset the decrease in occupancy at Salem Courthouse. Other income increased due to an increase in lease cancellation fees, late charges, and miscellaneous income at Salem Courthouse Apartments.

Included in general and administrative expenses at both March 31, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net loss for the first quarter of 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the first quarter of 1999 by approximately $11,000 ($10.66 per limited partnership unit). The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in the loss for 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $667,000 as compared to approximately $292,000 at March 31, 1999. Cash and cash equivalents increased approximately $187,000 for the three months ended March 31, 2000 from the Registrant's year ended December 31, 1999 and is primarily due to approximately $446,000 of cash provided by operating activities, which is partially offset by approximately $224,000 of cash used in investing activities and approximately $35,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

Plainview Apartments: The Partnership has budgeted approximately $206,000 for capital improvements during 2000 at Plainview Apartments consisting primarily of floor covering replacements, roof replacements, air conditioning improvements, appliances and heating upgrades. The Partnership completed approximately $120,000 in capital expenditures at Plainview Apartments as of March 31, 2000, consisting primarily of heating upgrades, building improvements, appliances, and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership has budgeted approximately $223,000 for capital improvements during 2000 at Salem Courthouse consisting primarily of floor covering replacements, fencing, recreation facility enhancements, air conditioning improvements, and appliances. The Partnership completed approximately $25,000 in capital expenditures at Salem Courthouse Apartments as of March 31, 2000, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,597,000, net of discount, is amortized over 360 months with a balloon payment of approximately $23,120,000 due at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the three month periods ended March 31, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Salem Courthouse Apartments maintained by the mortgage lender is less than $400 per apartment unit or $155,200. As of March 31, 2000, the balance in the reserve account was approximately $89,000.

                           PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                    Date: May 15, 2000