Form 10QSB
period 2000-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2000-08-09
CIK 773679

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

                    For the quarterly period ended June 30, 2000


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

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)


                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $   583
   Receivables and deposits                                                      267
   Restricted escrows                                                            156
   Other assets                                                                  351
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                  32,785
                                                               35,606

      Less accumulated depreciation                            (18,796)       16,810
                                                                            $ 18,167

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                           $   69
   Tenant security deposit liabilities                                           128
   Accrued property taxes                                                        331
   Other liabilities                                                             310
   Mortgage notes payable                                                     23,567

Partners' Deficit

   General partners                                            $ (125)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (6,113)       (6,238)
                                                                            $ 18,167

            See Accompanying Notes to Consolidated Financial Statements


b)


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                         2000         1999         2000         1999
                                                   (restated)                 (restated)
Revenues:
   Rental income                       $  1,451     $  1,338     $  2,827     $  2,692
   Other income                             137           99          269          209
      Total revenues                      1,588        1,437        3,096        2,901

Expenses:
   Operating                                552          535        1,167        1,098
   General and administrative                52           60           91          112
   Depreciation                             393          372          797          744
   Interest                                 539          539        1,075        1,079
   Property taxes                            61           91          158          202
      Total expenses                      1,597        1,597        3,288        3,235
Loss before cumulative effect
  of a change in accounting
  principle                                  (9)        (160)        (192)        (334)
Cumulative effect on prior years
  of a change in accounting for
  the cost of exterior painting
  and major landscaping                      --           --           --          165

Net loss                               $     (9)    $   (160)    $   (192)    $   (169)

Net loss allocated to general
   partners (2%)                       $     --     $     (3)    $     (4)    $     (3)
Net loss allocated to limited
   partners (98%)                            (9)        (157)        (188)        (166)
                                       $     (9)    $   (160)    $   (192)    $   (169)
Per limited partnership unit:
   Loss before cumulative effect
     of a change in accounting
     principle                         $  (8.90)    $(155.21)    $(185.86)    $(324.27)
   Cumulative effect of a change
     in accounting principle                 --           --           --       160.16

Net loss                               $  (8.90)    $(155.21)    $(185.86)    $(164.11)

            See Accompanying Notes to Consolidated Financial Statements

c)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0       $     1      $20,240    $20,241

Partners' deficit at

   December 31, 1999                   1,011.5       $  (121)     $(5,925)   $(6,046)

Net loss for the six months
   ended June 30, 2000                      --            (4)        (188)      (192)

Partners' deficit at

   June 30, 2000                       1,011.5       $  (125)     $(6,113)   $(6,238)

            See Accompanying Notes to Consolidated Financial Statements

d)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)



                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
                                                                           (restated)
Cash flows from operating activities:

   Net loss                                                   $  (192)     $  (169)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                                 797          744
     Amortization of mortgage discounts and loan costs             32           32
     Cumulative effect of a change in accounting principle         --         (165)
     Change in accounts:
      Receivables and deposits                                     (7)          55
      Other assets                                                (47)         (62)
      Accounts payable                                            (26)          27
      Tenant security deposit liabilities                          12            6
      Accrued property taxes                                       47          (57)
      Other liabilities                                           (29)          70

         Net cash provided by operating activities                587          481

Cash flows from investing activities:

   Property improvements and replacements                        (347)        (231)
   Net deposits to restricted escrows                             (68)          (4)

         Net cash used in investing activities                   (415)        (235)

Cash flows used in financing activities:

   Payments on mortgage notes payable                             (69)         (62)

Net increase in cash and cash equivalents                         103          184
Cash and cash equivalents at beginning of period                  480          168

Cash and cash equivalents at end of period                    $   583      $   352

Supplemental disclosure of cash flow information:

   Cash paid for interest                                     $ 1,041      $ 1,048

At December 31, 1999, approximately $78,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net loss for the three and six months ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the three and six months ended June 30, 1999 by approximately $11,000 ($10.87 per limited partnership unit) and by approximately $22,000 ($20.76 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in the loss for 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)

         Property management fees (included in
           operating expenses)                           $154       $146
         Reimbursement for services of affiliates
           (included in operating and general and
            administrative expenses and investment
            properties)                                    57         53
         Advance from Managing General Partner
            (included in other liabilities)                73         --

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $154,000 and $146,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $57,000 and $53,000 for the six months ended June 30, 2000 and 1999, respectively.

As of June 30, 2000 the Managing General Partner has loaned the Partnership approximately $73,000 to cover operational expenses required at Plainview Apartments. This loan was made in accordance with the terms of the Partnership Agreement. Interest is charged at the prime rate plus 1%. Interest expense was approximately $2,000 for the six months ended June 30, 2000 and is included in interest expense.

AIMCO and its affiliates currently own 321.05 limited partnership units in the Partnership representing 31.74% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Segment information for the three and six months ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three months ended June 30, 2000     Residential      Other       Totals

Rental income                             $ 1,451         $ --      $ 1,451
Other income                                  136             1         137
Interest expense                              539            --         539
Depreciation                                  393            --         393
General and administrative expense             --            52          52
Segment profit (loss)                          42           (51)         (9)

   Three months ended June 30, 1999     Residential      Other       Totals
                                               (restated)
Rental income                             $ 1,338         $ --      $ 1,338
Other income                                   98             1          99
Interest expense                              539            --         539
Depreciation                                  372            --         372
General and administrative expense             --            60          60
Segment loss                                 (101)          (59)       (160)

    Six months ended June 30, 2000      Residential      Other       Totals

Rental income                             $ 2,827         $ --      $ 2,827
Other income                                  268             1         269
Interest expense                            1,075            --       1,075
Depreciation                                  797            --         797
General and administrative expense             --            91          91
Segment loss                                 (102)          (90)       (192)
Total assets                               18,131            36      18,167
Capital expenditures for investment
  properties                                  269            --         269

    Six months ended June 30, 1999      Residential      Other       Totals
                                               (restated)
Rental income                             $ 2,692         $ --      $ 2,692
Other income                                  208             1         209
Interest expense                            1,079            --       1,079
Depreciation                                  744            --         744
General and administrative expense             --           112         112
Cumulative effect of a change in
  in accounting principle                     165            --         165
Segment loss                                  (58)         (111)       (169)
Total assets                               18,778            55      18,833
Capital expenditures for investment
  properties                                  231            --         231

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Salem Courthouse
            Indianapolis, Indiana (1)             93%         96%

         Plainview Apartments
            Louisville, Kentucky (2)              96%         90%

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

Results of Operations

The Registrant's net loss for the six months ended June 30, 2000 was approximately $192,000 as compared to approximately $169,000 for the same period in 1999. The Registrant's net loss for the three months ended June 30, 2000 was approximately $9,000 as compared to approximately $160,000 for the same period in 1999. The increase in net loss for the six months ended June 30, 2000 is primarily attributable to the cumulative effect of a change in accounting principle recognized during the six months ended June 30, 1999, as discussed below. The Registrant's loss before cumulative effect of a change in accounting principal for the six months ended June 30, 2000 was approximately $192,000 as compared to approximately $334,000 for the same period in 1999. The Registrant's loss before cumulative effect of a change in accounting principal for the three months ended June 30, 2000 was approximately $9,000 as compared to approximately $160,000 for the same period in 1999. The decrease in loss before cumulative effect of a change in accounting principal for both the three and six months ended June 30, 2000 is primarily attributable to an increase in total revenues. Total revenues increased due to an increase in rental and other income. Rental income increased primarily due to increased rental rates at both of the Registrant's properties and an increase in occupancy at Plainview Apartments which more than offset the decrease in occupancy at Salem Courthouse. Other income increased due to an increase in lease cancellation fees, interest income, auxiliary services, and miscellaneous income at Salem Courthouse Apartments.

For the six months ended June 30, 2000 total expenses increased compared to the same period in 1999. Total expenses increased primarily due to an increase in operating and depreciation expenses that more than offset decreases in property tax and general and administrative expenses. The increase in operating expense is primarily due to an increase in maintenance expense at Salem Courthouse and increases in advertising and utility expenses at Plainview Apartments. Maintenance expense increased as a result of ground and yard work at Salem Courthouse. In addition Salem Courthouse had received insurance proceeds during 1999 related to some water damage, which reduced maintenance expense during 1999. Advertising expense increased as a result of increased marketing efforts at Plainview Apartments. Utility expense increased due to increased occupancy at Plainview Apartments. Depreciation expense increased due to new depreciable assets being placed into service at both properties during the previous twelve months. Property tax expense decreased as a result of several years of tax refunds received for Salem Courthouse during 2000. General and administrative expense decreased due to decreased legal costs as a result of the settlement of a legal case during the six months ended June 30, 1999. Total expenses remained constant for the three months ended June 30, 2000 compared to the same period in 1999 but did have increases in operating and depreciation expenses that were offset by decreases in property tax and general and administrative expenses as discussed above.

Included in general and administrative expenses at both June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net loss for the three and six months ended June 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment decreased income before the cumulative effect of the accounting change for the three and six months ended June 30, 1999 by approximately $11,000 ($10.87 per limited partnership unit) and by approximately $22,000 ($20.76 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in the loss for 1999. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $583,000 as compared to approximately $352,000 at June 30, 1999. Cash and cash equivalents increased approximately $103,000 for the six months ended June 30, 2000 from the Registrant's year ended December 31, 1999 and is primarily due to approximately $587,000 of cash provided by operating activities, which is partially offset by approximately $415,000 of cash used in investing activities and approximately $69,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

Plainview Apartments: The Partnership has budgeted approximately $206,000 for capital improvements during 2000 at Plainview Apartments consisting primarily of floor covering replacements, roof replacements, air conditioning improvements, appliances and heating upgrades. The Partnership completed approximately $210,000 in budgeted and unbudgeted capital expenditures at Plainview Apartments as of June 30, 2000, consisting primarily of heating upgrades, building improvements, and air conditioning, appliances, roof, and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership has budgeted approximately $223,000 for capital improvements during 2000 at Salem Courthouse consisting primarily of floor covering replacements, fencing, recreation facility enhancements, air conditioning improvements, and appliances. The Partnership completed approximately $59,000 in capital expenditures at Salem Courthouse Apartments as of June 30, 2000, consisting primarily of floor covering and appliance replacements and recreation facility enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,567,000, net of discount, is amortized over 360 months with a balloon payment of approximately $23,120,000 due at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the six months ended June 30, 2000 or 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Salem Courthouse Apartments maintained by the mortgage lender is less than $400 per apartment unit or $155,200. As of June 30, 2000, the balance in the reserve account was approximately $156,000.

                           PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 9, 2000