Form 10QSB
period 2000-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2000-11-13
CIK 773679

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

                 For the quarterly period ended September 30, 2000


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)


                               September 30, 2000


Assets
   Cash and cash equivalents                                                 $   699
   Receivables and deposits                                                      326
   Restricted escrows                                                            157
   Other assets                                                                  330
   Investment properties:
      Land                                                    $  2,821
      Buildings and related personal property                   33,005
                                                                35,826
      Less accumulated depreciation                            (19,185)       16,641
                                                                            $ 18,153

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $   87
   Due to affiliate                                                              145
   Tenant security deposit liabilities                                           124
   Accrued property taxes                                                        433
   Other liabilities                                                             224
   Mortgage notes payable                                                     23,539

Partners' Deficit
   General partners                                            $  (128)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (6,271)       (6,399)
                                                                            $ 18,153

            See Accompanying Notes to Consolidated Financial Statements

b)


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                          2000         1999         2000         1999
                                                    (Restated)                (Restated)
Revenues:
  Rental income                         $  1,405      $ 1,414      $ 4,232      $ 4,106
  Other income                               154           98          423          307
      Total revenues                       1,559        1,512        4,655        4,413

Expenses:
  Operating                                  586          517        1,753        1,615
  General and administrative                 102           60          193          172
  Depreciation                               389          384        1,186        1,128
  Interest                                   541          536        1,616        1,615
  Property taxes                             102          136          260          338
      Total expenses                       1,720        1,633        5,008        4,868

Loss before cumulative effect of a
  change in accounting principle            (161)        (121)        (353)        (455)
Cumulative effect on prior years
  of a change in accounting for
  the cost of exterior painting and
  major landscaping                           --           --           --          165

Net loss                                 $ (161)      $ (121)      $ (353)      $ (290)

Net loss allocated to general
  partners (2%)                           $  (3)        $ (2)        $ (7)        $ (6)
Net loss allocated to limited
  partners (98%)                           (158)        (119)        (346)        (284)

                                         $ (161)      $ (121)      $ (353)      $ (290)
Per limited partnership unit:
  Loss before cumulative effect
    of a change in accounting
    principle                           $(156.20)    $(117.65)    $(342.07)    $(440.93)
  Cumulative effect of a change in
    accounting principle                      --           --           --       160.16

Net loss                                $(156.20)    $(117.65)    $(342.07)    $(280.77)

            See Accompanying Notes to Consolidated Financial Statements

c)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0        $    1      $20,240    $20,241

Partners' deficit at
   December 31, 1999                   1,011.5        $ (121)     $(5,925)   $(6,046)

Net loss for the nine months
   ended September 30, 2000                 --            (7)        (346)      (353)

Partners' deficit at
   September 30, 2000                  1,011.5        $ (128)     $(6,271)   $(6,399)

            See Accompanying Notes to Consolidated Financial Statements

d)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
                                                                           (Restated)
Cash flows from operating activities:
  Net loss                                                       $ (353)     $  (290)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 1,186        1,128
     Amortization of mortgage discounts and loan costs               50           45
     Cumulative effect of a change in accounting principle           --         (165)
     Change in accounts:
      Receivables and deposits                                      (66)         (74)
      Other assets                                                  (39)         (47)
      Accounts payable                                               (8)          74
      Due to affiliate                                              145           --
      Tenant security deposit liabilities                             8            9
      Accrued property taxes                                        149           62
      Other liabilities                                            (115)          59
         Net cash provided by operating activities                  957          801

Cash flows from investing activities:
  Property improvements and replacements                           (567)        (546)
  Net (deposits to) withdrawals from restricted escrows             (69)          96
         Net cash used in investing activities                     (636)        (450)

Cash flows used in financing activities:
  Payments on mortgage notes payable                               (102)         (95)

Net increase in cash and cash equivalents                           219          256

Cash and cash equivalents at beginning of period                    480          168
Cash and cash equivalents at end of period                       $  699        $ 424

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,566      $ 1,570

At December 31, 1999, approximately $78,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net loss for the three and nine months ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased (decreased) income before the cumulative effect of the accounting change for the three and nine months ended September 30, 1999 by approximately $2,000 ($1.98 per limited partnership unit) and by approximately $(20,000) ($19.77 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in the loss for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were incurred by the Partnership to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                         2000       1999
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $232       $222
         Reimbursement for services of affiliates
           (included in operating and general and
            administrative expenses and investment
            properties)                                   139         83
         Advance from Managing General Partner
            (included in due to affiliate)                 64         --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $232,000 and $222,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $139,000 and $83,000 for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000 approximately $81,000 of reimbursement for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet. Approximately $34,000 of the accrued amount was paid subsequent to September 30, 2000.

During the nine months ended September 30, 2000 the Managing General Partner has loaned the Partnership approximately $73,000 to cover operational expenses required at Plainview Apartments. This loan was made in accordance with the terms of the Partnership Agreement. At September 30, 2000 the balance of the loan was approximately $64,000. Interest is charged at the prime rate plus 1%. Interest expense was approximately $4,000 for the nine months ended September 30, 2000 and is included in interest expense.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 361.55 limited partnership units in the Partnership representing 35.744% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Segment information for the three and nine months ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

 Three Months Ended September 30, 2000    Residential      Other       Totals

Rental income                               $ 1,405         $  --     $ 1,405
Other income                                    154            --         154
Interest expense                                541            --         541
Depreciation                                    389            --         389
General and administrative expense               --           102         102
Segment (loss) profit                           (59)         (102)       (161)


  Nine Months Ended September 30, 2000    Residential      Other       Totals

Rental income                               $ 4,232         $  --     $ 4,232
Other income                                    422             1         423
Interest expense                              1,616            --       1,616
Depreciation                                  1,186            --       1,186
General and administrative expense               --           193         193
Segment loss                                   (161)         (192)       (353)
Total assets                                 18,124            29      18,153
Capital expenditures for investment
  properties                                    489            --         489


 Three Months Ended September 30, 1999    Residential      Other       Totals

Rental income                               $ 1,414         $  --     $ 1,414
Other income                                     98            --          98
Interest expense                                536            --         536
Depreciation                                    384            --         384
General and administrative expense               --            60          60
Segment loss                                    (61)          (60)       (121)


  Nine Months Ended September 30, 1999    Residential      Other       Totals

Rental income                               $ 4,106         $  --      $ 4,106
Other income                                    306             1          307
Interest expense                              1,615            --        1,615
Depreciation                                  1,128            --        1,128
General and administrative expense               --           172          172
Cumulative effect of a change in
  in accounting principle                       165            --          165
Segment loss                                   (119)         (171)        (290)
Total assets                                 18,756            85       18,841
Capital expenditures for investment
  properties                                    546            --          546


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 2000 and 1999:

                                                 Average Occupancy
                                                 2000        1999
         Salem Courthouse
            Indianapolis, Indiana                 93%         95%
         Plainview Apartments
            Louisville, Kentucky (1)              96%         92%

(1) The increase in occupancy at Plainview Apartments is a result of improved retention of tenants during the latter half of 1999 and into 2000. The first part of 1999 was adversely affected by employment transfers and new home purchases. Various concessions are being offered in an effort to maintain occupancy levels.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 2000 was approximately $353,000 as compared to approximately $290,000 (as restated) for the same period in 1999. The Registrant's net loss for the three months ended September 30, 2000 was approximately $161,000 as compared to approximately $121,000 (as restated) for the same period in 1999. The increase in net loss for the nine months ended September 30, 2000 is primarily attributable to the cumulative effect of a change in accounting principle recognized during the nine months ended September 30, 1999, as discussed below. The Registrant's loss before cumulative effect of a change in accounting principle for the nine months ended September 30, 2000 was approximately $353,000 as compared to approximately $455,000 (as restated) for the same period in 1999. The decrease in loss before cumulative effect of a change in accounting principle for the nine months ended September 30, 2000 is attributable to an increase in total revenues partially offset by an increase in total expenses. The increase in loss before cumulative effect of a change in accounting principle for the three months ended September 30, 2000 is attributable to an increase in total expenses and is partially offset by an increase in total revenues. Total revenues for the nine months ended September 30, 2000 increased due to an increase in rental and other income compared to the corresponding period in 1999. Total revenues increased for the three months ended September 30, 2000 as compared to the corresponding period in 1999 primarily due to an increase in other income, as discussed below, and was partially offset by a decrease in rental income due to an increase in bad debt expense. Rental income for the nine month period increased primarily due to increased rental rates at both of the Registrant's properties and an increase in occupancy at Plainview Apartments which more than offset the decrease in occupancy at Salem Courthouse. Other income increased due to an increase in interest income at Salem Courthouse Apartments and an increase in tenant utility reimbursements and furnished apartment rentals at Plainview Apartments.

Total expenses for the three and nine months ended September 30, 2000 increased primarily due to an increase in operating, general and administrative, and depreciation expenses that more than offset a decrease in property taxes. The increase in operating expense is primarily due to an increase in maintenance expense at Salem Courthouse, an increase in utility expense at Plainview Apartments, and increases in salaries and related benefits at both of the Registrant's properties. Maintenance expense increased as a result of ground and yard work, contract repairs, and interior building improvements at Salem
Courthouse. Utility expense increased due to increased occupancy at Plainview Apartments. Depreciation expense increased due to new depreciable assets being placed into service at both properties in the past twelve months. Property taxes decreased as a result of the taxing authority lowering the assessed value for Salem Courthouse during 2000.

General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by a decrease in professional fees. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included in general and administrative expenses at both September 30, 2000 and 1999.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. This accounting change was first reported during the fourth quarter of 1999. Accordingly, net loss for the three and nine months ended September 30, 1999 has been restated to reflect the accounting change as if it were reported then. This adjustment increased (decreased) income before the cumulative effect of the accounting change for the three and nine months ended September 30, 1999 by approximately $2,000 ($1.98 per limited partnership unit) and by approximately $(20,000) ($19.77 per limited partnership unit), respectively. The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in the loss for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $699,000 as compared to approximately $424,000 at September 30, 1999. Cash and cash equivalents increased approximately $219,000 for the nine months ended September 30, 2000 from the Registrant's year ended December 31, 1999 and is primarily due to approximately $957,000 of cash provided by operating activities, which is partially offset by approximately $636,000 of cash used in investing activities and approximately $102,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in a money market account.

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

Plainview Apartments: The Partnership has budgeted approximately $206,000 for capital improvements during 2000 at Plainview Apartments consisting primarily of floor covering replacements, roof replacements, air conditioning improvements, appliances, and heating upgrades. The Partnership completed approximately $322,000 in budgeted and non-budgeted capital expenditures at Plainview Apartments as of September 30, 2000, consisting primarily of heating upgrades, structural improvements, and air conditioning, appliances, roof, and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership has budgeted approximately $223,000 for capital improvements during 2000 at Salem Courthouse consisting primarily of floor covering replacements, fencing, recreation facility enhancements, air conditioning improvements, and appliances. The Partnership completed approximately $167,000 in capital expenditures at Salem Courthouse Apartments as of September 30, 2000, consisting primarily of floor covering and appliance replacements and exterior building painting. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,539,000, net of discount, is amortized over 360 months with a balloon payment of approximately $23,120,000 due at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the nine months ended September 30, 2000 or 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for Salem Courthouse Apartments maintained by the mortgage lender is less than $400 per apartment unit or $155,200. As of September 30, 2000, the balance in the reserve account was approximately $157,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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