Form 10KSB
period 2000-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2001-03-28
CIK 773679

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $6,211,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Managing General Partner was owned by MAE GP corporation ("MAE GP"), which was wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were merged into Apartment Investment and Management Company ("AIMCO"). (See "Transfer of Control"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

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

The Partnership's primary business is to operate and hold for investment existing income-producing residential real estate properties. All of the net proceeds of the offering were invested in the Partnership's six properties, four of which have since been sold or foreclosed. The Partnership continues to own and operate the other two properties. See "Item 2. Description of Properties", for a description of the Partnership's remaining properties.

The Partnership receives income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the properties. The Partnership financed its properties primarily through non-recourse debt; therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Item 2.     Description of Properties

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated    Useful                Federal
Property                   Value    Depreciation     Life     Method     Tax Basis
                              (in thousands)                           (in thousands)

Plainview Apartments      $22,370      $11,774     5-25 yrs    S/L        $ 6,637
Salem Courthouse
  Apartments               14,105        7,894     5-25 yrs    S/L          3,495

                          $36,475      $19,668                            $10,132

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note H - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
       Property              2000          Rate    Amortized     Date     Maturity (3)
                        (in thousands)                                   (in thousands)
Plainview Apartments
  1st mortgage              $15,336       9.33%       (1)      11/15/10      $15,336

Salem Courthouse
  Apartments
  1st mortgage (2)            7,968       7.83%    28.67 yrs   10/15/03        7,513
  2nd mortgage                  271       7.83%       (1)      10/15/03          271
                             23,575
Less unamortized
  discounts                     (63)

Total                       $23,512                                          $23,120

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


Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property are as follows:

                                          Average Annual              Average
                                           Rental Rates              Occupancy
                                            (per unit)
Property                                 2000         1999       2000       1999
Plainview Apartments                    $7,589       $7,355       94%        93%
Salem Courthouse Apartments              6,600        6,387       92%        95%

The Managing General Partner attributes the decrease in occupancy at Salem Courthouse to a decrease in overall demand for residential apartments in its area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2000, no residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were as follows:

                                                 2000            2000
                                                 Taxes           Rate
                                            (in thousands)
Plainview Apartments                             $ 160           1.05%
Salem Courthouse Apartments                        247           9.84%

Capital Improvements

Plainview Apartments: The Partnership completed approximately $464,000 in capital expenditures at Plainview Apartments during the year ended December 31, 2000, consisting primarily of floor covering, appliance, roof, heating and air conditioning replacements and structural, building and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $132,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership completed approximately $617,000 in capital expenditures at Salem Courthouse Apartments during the year ended December 31, 2000, consisting primarily of exterior painting, floor covering and appliance replacements, plumbing improvements and other enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $106,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of Unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units aggregating $20,240,000. The Partnership currently has 882 holders of record owning an aggregate of 1,011.5 Units. Affiliates of the Managing General Partner owned 368.8 units or 36.46% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2000 and 1999.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2000 was approximately $79,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 368.8 limited partnership units in the Partnership representing 36.46% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $1,975 per Unit. Pursuant to this offer, AIMCO acquired an additional 5.75 units resulting in its total ownership being increased to 374.55 units or 37.03% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net loss for the year ended December 31, 2000 was approximately $662,000 as compared to a net loss of approximately $535,000 for the same period in 1999. The increase in net loss for the year ended December 31, 2000 is primarily attributable to the cumulative effect of a change in accounting principle recognized during the year ended December 31, 1999, as discussed below. The Registrant's loss before cumulative effect of a change in accounting principle for the year ended December 31, 2000 was approximately $662,000 as compared to approximately $700,000 for the year ended December 31, 1999. The decrease in loss before cumulative effect of a change in accounting principle is attributable to an increase in total revenues offset by an increase in total expenses. Total revenues for the year ended December 31, 2000 increased due to an increase in rental and other income compared to the year ended December 31, 1999. Rental income increased primarily due to increased rental rates at both of the Registrant's properties and an increase in occupancy at Plainview Apartments offset by the decrease in occupancy at Salem Courthouse. Other income increased primarily due to increased tenant utility reimbursements at Plainview Apartments and an increase in interest income as a result of higher average interest bearing cash account balances.

Total expenses for the year ended December 31, 2000 increased primarily due to an increase in operating, depreciation and bad debt expenses. These increases were partially offset by a decrease in property taxes. The increase in operating expense is primarily due to an increase in maintenance expense at Salem
Courthouse, increased advertising expense at Salem Courthouse, an increase in utilities expense at Plainview Apartments and increases in salaries and related benefits at both of the Registrant's investment properties. Maintenance expense at Salem Courthouse increased as a result of ground and yard work, interior building improvements, contract repairs and interior building improvements. Advertising expense at Salem Courthouse increased as a result of increased resident relations expense and newspaper advertising in an effort to increase occupancy. Utility expense at Plainview Apartments increased due to increased occupancy and increased natural gas prices. Depreciation expense increased due to new depreciable assets being placed into service at both properties during 1999 and 2000. Bad debt expense increased due to an increase in allowances for receivables that were deemed uncollectible. Property taxes decreased as a result of the taxing authority lowering the assessed value for Salem Courthouse during 2000.

Included in general and administrative expenses at both December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures, and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to decrease income before the change by approximately $15,000 ($14.53 per limited partnership unit). The cumulative effect adjustment of approximately $165,000 is the result of applying the aforementioned change in accounting principle retroactively and is included in net income for 1999. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $459,000 as compared to approximately $480,000 at December 31, 1999, a decrease of approximately $21,000. The decrease in cash and cash equivalents is due to approximately $910,000 of cash used in investing activities and approximately $100,000 of cash used in financing activities, which was partially offset by approximately $989,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements, slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties and payments on advances from affiliates and was partially offset by advances from affiliates. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $275 per unit or $238,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. To the extent that such capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,512,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions to the partners for the years ended December 31, 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2000 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2000 was approximately $79,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 368.8 limited partnership units in the Partnership representing 36.46% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $1,975 per Unit. Pursuant to this offer, AIMCO acquired an additional 5.75 units resulting in its total ownership being increased to 374.55 units or 37.03% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note H to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 15, 2001

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $   459
   Receivables and deposits (net of $21 allowance for
      doubtful accounts)                                                         139
   Restricted escrows                                                             79
   Other assets                                                                  283
   Investment properties (Notes C, F and H):
      Land                                                    $ 2,821
      Buildings and related personal property                   33,654
                                                                36,475
      Less accumulated depreciation                            (19,668)       16,807
                                                                            $ 17,767

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   365
   Tenant security deposit liabilities                                           113
   Accrued property taxes                                                        236
   Other liabilities                                                             196
   Due to affiliate                                                               53
   Mortgage notes payable (Notes C and F)                                     23,512

Partners' Deficit
   General partners                                            $  (134)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (6,574)       (6,708)
                                                                            $ 17,767

           See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
  Rental income                                              $ 5,567      $ 5,504
  Other income                                                   554          402
      Total revenues                                           6,121        5,906

Expenses:
  Operating                                                    2,401        2,259
  General and administrative                                     260          244
  Depreciation                                                 1,612        1,527
  Interest                                                     2,162        2,153
  Property taxes                                                 348          423
      Total expenses                                           6,783        6,606

Loss before cumulative effect of a change in
  accounting principle                                          (662)        (700)
Cumulative effect on prior years of a change in
  accounting for the cost of exterior painting and
  major landscaping (Note H)                                      --          165

Net loss (Note D)                                            $  (662)      $ (535)

Net loss allocated to general partners (2%)                   $  (13)      $  (11)
Net loss allocated to limited partners (98%)                    (649)        (524)
                                                             $  (662)      $ (535)
Per limited partnership unit:
  Loss before cumulative effect of a change in
   accounting principle                                     $(641.62)    $(678.20)
  Cumulative effect on prior years of a change in
   accounting for the cost of exterior painting and
   major landscaping                                              --       160.16
Net loss                                                    $(641.62)    $(518.04)

           See Accompanying Notes to Consolidated Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,013.0       $    1     $20,240    $20,241

Partners' deficit at
  December 31, 1998                      1,011.5       $ (110)    $(5,401)   $(5,511)

Net loss for the year ended
  December 31, 1999                           --          (11)       (524)      (535)

Partners' deficit at
  December 31, 1999                      1,011.5         (121)     (5,925)    (6,046)

Net loss for the year ended
  December 31, 2000                           --          (13)       (649)      (662)

Partners' deficit at
  December 31, 2000                      1,011.5      $  (134)    $(6,574)   $(6,708)

           See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net loss                                                       $ (662)     $  (535)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 1,612        1,527
     Amortization of mortgage discounts and loan costs               76           61
     Bad debt expense                                                90           50
     Cumulative effect on prior year of change in
      accounting principle                                           --         (165)
     Change in accounts:
      Receivables and deposits                                       31           59
      Other assets                                                   (9)         (22)
      Accounts payable                                               30           51
      Tenant security deposit liabilities                            (3)           7
      Accrued property taxes                                        (47)        (117)
      Other liabilities                                            (144)         112
      Due to affiliate                                               15           20
         Net cash provided by operating activities                  989        1,028

Cash flows used in investing activities:
  Property improvements and replacements                           (919)        (683)
  Net withdrawals from restricted escrows                             9           95
         Net cash used in investing activities                     (910)        (588)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (138)        (128)
  Advances from affiliates                                           73           --
  Payments on advances from affiliates                              (35)          --
         Net cash used in financing activities                     (100)        (128)

Net (decrease) increase in cash and cash equivalents                (21)         312
  Cash and cash equivalents at beginning of period                  480          168
  Cash and cash equivalents at end of period                     $  459        $ 480

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,087      $ 2,092

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                      $   240      $    78

           See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized in July 1985 to acquire and operate residential real estate properties. The Partnership owns and operates two apartment complexes one each located in Kentucky and Indiana. The general partners of the Registrant are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.9% limited partnership interest in Plainview Apartments, L.P. and its wholly owned subsidiary, Salem GP, LLC. The managing general partner of the consolidated partnership is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the managing general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant inter-entity balances have been eliminated.

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

Second, the remainder of such income, if any, shall be allocated 2% to the General Partners and 98% to the Limited Partners until the capital account balance of each Limited Partner shall equal an amount equal to the excess, if any, of (A) the sum of such Limited Partner's original invested capital, as defined, plus an amount equal to an 8% per annum cumulative noncompounded return on such Limited Partner's adjusted invested capital (commencing on the last day of the calendar quarter in which such Limited Partner's contribution of original invested capital is received by the Partnership), over (B) distributions previously made to such Limited Partner in payment of such amounts.

Third, the remainder of such income, if any, shall be allocated 15% to the General Partners and 85% to the Limited Partners.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $371,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows

A general operating reserve account of approximately $114,000 was established with the refinancing proceeds for Salem Courthouse. These funds were established to fund necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership was required to deposit net operating income (as defined in the mortgage note) from the refinanced property into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2000 was approximately $79,000.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for the impairment of value were necessary in the years ended December 31, 2000 or 1999.

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

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see "Note H").

Loan Costs

Loan  costs  of  approximately  $559,000,   less  accumulated   amortization  of
approximately $320,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximates their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value, except for Plainview Apartments where the fair value is $16,709,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs, of approximately $87,000 and $69,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest  Maturity       Due At
       Property             2000       Interest      Rate      Date        Maturity
                             (in thousands)                             (in thousands)

Plainview Apartments       $15,336     $ 119 (1)    9.33%    11/15/10      $15,336
Salem Courthouse
  Apartments
  1st mortgage               7,968        64        7.83%    10/15/03        7,513
  2nd mortgage                 271         2 (1)    7.83%    10/15/03          271
                            23,575
Less unamortized
  discounts                    (63)

Totals                     $23,512     $ 185                               $23,120

(1)   Interest only payments

The Partnership exercised an interest rate buy-down option for Salem Courthouse Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $177,000 and is being amortized as a mortgage discount using the effective interest method over the life of the loan. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The mortgage notes payable are non-recourse and are secured by pledge of the respective investment properties and by pledge of revenues from the respective apartment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit the sale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                   Years Ended December 31,
                             2001                $   149
                             2002                    161
                             2003                  7,929
                             2004                     --
                             2005                     --
                          Thereafter              15,336

                                                 $23,575

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (dollar amounts in thousands, except unit data):

                                              2000          1999
   Net loss as reported                      $  (662)       $ (535)
   Add (deduct)
     Depreciation difference                    (171)          (29)
     Unearned income                              11            (9)
     Other                                        (7)           52
     Cumulative effect of change in
      accounting principle                        --          (165)
   Federal taxable loss                      $  (829)       $ (686)

   Federal taxable loss per limited
     partnership unit                       $(802.77)     $(664.63)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported                              $ (6,708)
Land and buildings                                            413
Accumulated depreciation                                   (7,088)
Syndication                                                 1,621
Distribution fees                                           1,051
Other                                                         128
Net liabilities - Federal tax basis                      $(10,583)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $ 306        $ 297
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses and investment
  properties)                                       221          108
Interest expense                                      5           --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $306,000 and $297,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $221,000 and $108,000 for the years ended December 31, 2000 and 1999, respectively. At
December 31, 2000 approximately $15,000 of reimbursement for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet. Included in reimbursement of accountable administrative expense is approximately $39,000 and $2,000 in reimbursements for construction oversight costs for the years ended December 31, 2000 and 1999, respectively.

During the year ended December 31, 2000, the Managing General Partner loaned the Partnership approximately $73,000 to cover operational expenses required at Plainview Apartments. This loan was made in accordance with the terms of the Partnership Agreement. At December 31, 2000 the balance of the loan was approximately $38,000. Interest is charged at the prime rate plus 1%. Interest expense was approximately $5,000 for the year ended December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 368.8 limited partnership units in the Partnership representing 36.46% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $1,975 per Unit. Pursuant to this offer, AIMCO acquired an additional 5.75 units resulting in its total ownership being increased to 374.55 units or 37.03% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings        Net Cost
                                                      and Related      Capitalized
                                                       Personal       Subsequent to
       Description          Encumbrances     Land      Property        Acquisition
                           (in thousands)                            (in thousands)

Plainview Apartments          $15,336       $ 2,047     $16,584          $ 3,739
Salem Courthouse
  Apartments                    8,239           774      11,198            2,133

Totals                        $23,575       $ 2,821     $27,782          $ 5,872



                     Gross Amount At Which
                            Carried
                     At December 31, 2000
                        (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total  Depreciation Construction  Acquired  Life-Years

Plainview                                                  Phase I 1973    05/86
  Apartments      $ 2,047   $20,323   $22,370   $11,774    Phase II 1978   05/86    5-25 yrs

Salem Courthouse
  Apartments          774    13,331    14,105     7,894        1978        11/85    5-25 yrs

     Totals       $ 2,821   $33,654   $36,475   $19,668

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                  2000         1999
                                                    (in thousands)
Investment Properties
Balance at beginning of year                    $35,394       $34,411
  Property improvements                           1,081           761
  Cumulative effect on prior years of a
   change in accounting principle                    --           222
Balance at end of year                          $36,475       $35,394

Accumulated Depreciation
Balance at beginning of year                    $18,056       $16,472
  Additions charged to expense                    1,612         1,527
  Cumulative effect on prior years of a
   change in accounting principle                    --            57
Balance at end of year                          $19,668       $18,056

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $36,888,000 and $35,869,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $26,756,000 and $24,985,000.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note H - Change in Accounting Principle

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

Patrick J. Foye has been Vice President - Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Vice President of Residential Accounting of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $33,000 and non-audit services (principally tax-related) of approximately $17,000.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2000, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                              Number of Units          Percentage

Insignia Properties LP                   33.25                  3.29%
  (an affiliate of AIMCO)

AIMCO Properties LP                     335.55                 33.17%
  (an affiliate of AIMCO)

Insignia Properties LP is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                   2000        1999
                                                    (in thousands)

Property management fees                          $ 306        $ 297
Reimbursement for services of affiliates            221          108
Interest expense                                      5           --

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $306,000 and $297,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $221,000 and $108,000 for the years ended December 31, 2000 and 1999, respectively. At
December 31, 2000 approximately $15,000 of reimbursement for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet. Included in reimbursement of accountable administrative expense is approximately $39,000 and $2,000 in reimbursements for construction oversight costs for the years ended December 31, 2000 and 1999, respectively.

During the year ended December 31, 2000, the Managing General Partner loaned the Partnership approximately $73,000 to cover operational expenses required at Plainview Apartments. This loan was made in accordance with the terms of the Partnership Agreement. At December 31, 2000 the balance of the loan was approximately $38,000. Interest is charged at the prime rate plus 1%. Interest expense was approximately $5,000 for the year ended December 31, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 368.8 limited partnership units in the Partnership representing 36.46% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $1,975 per Unit. Pursuant to this offer, AIMCO acquired an additional 5.75 units resulting in its total ownership being increased to 374.55 units or 37.03% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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


                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Vice President
                                          Executive Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President            Date:
Patrick J. Foye


/s/Martha L. Long       Executive Vice President and        Date:
Martha L. Long          Controller

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

     10X Stock certificate, dated December 31, 2000 showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10NN to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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