Form 10QSB
period 2001-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2001-05-14
CIK 773679

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

                   For the quarterly period ended March 31, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)


                                 March 31, 2001


Assets
   Cash and cash equivalents                                                 $   185
   Receivables and deposits                                                      161
   Restricted escrows                                                             80
   Other assets                                                                  366
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   33,775
                                                                36,596
      Less accumulated depreciation                            (20,099)       16,497
                                                                            $ 17,289

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 66
   Tenant security deposit liabilities                                           110
   Accrued property taxes                                                        341
   Due to affiliates                                                              40
   Other liabilities                                                             207
   Mortgage notes payable                                                     23,481

Partners' Deficit
   General partners                                            $ (139)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (6,817)       (6,956)
                                                                            $ 17,289

            See Accompanying Notes to Consolidated Financial Statements


b)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2001          2000
Revenues:
   Rental income                                             $ 1,359        $ 1,376
   Other income                                                   168           132
      Total revenues                                            1,527         1,508

Expenses:
   Operating                                                      642           615
   General and administrative                                      60            39
   Depreciation                                                   431           404
   Interest                                                       537           536
   Property taxes                                                 105            97
      Total expenses                                            1,775         1,691

Net loss                                                      $ (248)       $ (183)

Net loss allocated to general partners (2%)                    $ (5)         $ (4)
Net loss allocated to limited partners (98%)                     (243)         (179)

                                                              $ (248)       $ (183)

Net loss per limited partnership unit                        $(240.24)     $(176.96)

            See Accompanying Notes to Consolidated Financial Statements


c)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0         $ 1        $20,240    $20,241

Partners' deficit at
   December 31, 2000                   1,011.5        $ (134)     $(6,574)   $(6,708)

Net loss for the three months
   ended March 31, 2001                    --             (5)        (243)      (248)

Partners' deficit at
   March 31, 2001                      1,011.5        $ (139)     $(6,817)   $(6,956)

            See Accompanying Notes to Consolidated Financial Statements


d)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)



                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (248)     $ (183)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   431          404
     Amortization of mortgage discounts and loan costs               17           16
     Change in accounts:
      Receivables and deposits                                      (22)          79
      Other assets                                                  (95)         (58)
      Accounts payable                                              (59)          83
      Tenant security deposit liabilities                            (3)           4
      Accrued property taxes                                        105          108
      Other liabilities                                              11           (7)

         Net cash provided by operating activities                  137          446

Cash flows from investing activities:
  Property improvements and replacements                           (361)        (223)
  Net deposits to restricted escrows                                 (1)          (1)

         Net cash used in investing activities                     (362)        (224)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                (36)         (35)
  Payments on advances from affiliates                              (13)          --

         Net cash used in financing activities                      (49)         (35)

Net (decrease) increase in cash and cash equivalents               (274)         187
Cash and cash equivalents at beginning of period                    459          480

Cash and cash equivalents at end of period                       $ 185        $ 667

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 519        $ 520

Included in property  improvements  and  replacements for the three months ended
March 31, 2001 are approximately $240,000 of improvements which were included in accounts payable at December 31, 2000.

            See Accompanying Notes to Consolidated Financial Statements


e)

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO").

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.9% limited partnership interest in Plainview Apartments, L.P. and its wholly owned Limited Liability Company Salem GP, LLC. The Managing General Partner of the consolidated partnership is Davidson Diversified Properties, Inc. which may be removed as the Managing General Partner of the consolidated partnership by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant inter-partnership balances have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.


The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $ 77       $ 77
         Reimbursement for services of affiliates
           (included in operating and general and
           administrative expenses and investment
           properties)                                     44         25

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $77,000 for each of the three month periods ended March 31, 2001 and 2000.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $25,000 for the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001, approximately $15,000 of reimbursement for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the year ended December 31, 2000, the Managing General Partner advanced the Partnership approximately $73,000 to cover operational expenses required at Plainview Apartments. This loan was made in accordance with the terms of the Partnership Agreement. At March 31, 2001, the balance of the loan was approximately $25,000. Interest is charged at the prime rate plus 1%. Interest expense was approximately $1,000 for the three months ended March 31, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 377 limited partnership units (the "Units") in the Partnership representing 37.27% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 2001 and 2000:

                                                 Average Occupancy
                                                 2001        2000
         Salem Courthouse
            Indianapolis, Indiana                 94%         92%

         Plainview Apartments
            Louisville, Kentucky                  86%         95%

The Managing General Partner attributes the decrease in occupancy at Plainview Apartments to many first time home purchasers during the first quarter.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2001 was approximately $248,000 as compared to a net loss of approximately $183,000 for the corresponding period in 2000. The increase in net loss is primarily attributable to an increase in total expenses partially offset by a slight increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating, depreciation and general and administrative expenses. The increase in operating expense is primarily due to increased utilities at Plainview Apartments and to a lesser extent, salaries and related employee benefits at both properties. Depreciation expense increased due to additions to property improvements and replacements of the past twelve months. General and administrative expense increased due to increased reimbursements for services to the Managing General Partner as allowed under the Partnership Agreement.

Included in general and administrative expenses at both March 31, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased due to an increase in other income partially offset by a slight decrease in rental income. Other income increased due to an increase in tenant reimbursements and interest income at both of the Registrant's properties. The decrease in rental revenue was primarily due to a decrease in occupancy at Plainview Apartments partially offset by an increase in average rental rates at both of the Registrant's properties.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $185,000 as compared to approximately $667,000 at March 31, 2000. Cash and cash equivalents decreased approximately $274,000 for the three months ended March 31, 2001 from the Registrant's year ended December 31, 2000. This decrease is primarily due to approximately $362,000 and $49,000 of cash used in investing and financing activities, respectively, offset by approximately $137,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital in interest bearing accounts.

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

Plainview Apartments: The Partnership has budgeted $132,000 for capital improvements during 2001 at Plainview Apartments consisting of interior and exterior building improvements. The Partnership completed approximately $47,000 in capital expenditures at Plainview Apartments as of March 31, 2001, consisting primarily of floor coverings, heating upgrades, plumbing, structural improvements and roof replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership has budgeted approximately $189,000 for capital improvements during 2001 at Salem Courthouse consisting of interior and exterior building improvements. The Partnership completed approximately $74,000 in capital expenditures at Salem Courthouse Apartments as of March 31, 2001, consisting primarily of structural improvements and floor coverings. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,481,000, net of discount, is amortized over 360 months with a balloon payment of approximately $23,120,000 due at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the three month periods ended March 31, 2001 or 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at March 31, 2001 was approximately $80,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 377 limited partnership units (the "Units") in the Partnership representing 37.27% of the outstanding Units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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