Form 10QSB
period 2001-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2001-11-14
CIK 773679

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

              For the quarterly period ended September 30, 2001


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)


                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $   195
   Receivables and deposits                                                      228
   Restricted escrows                                                             87
   Other assets                                                                  284
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   34,252
                                                                37,073
      Less accumulated depreciation                            (20,930)       16,143
                                                                            $ 16,937

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   345
   Tenant security deposit liabilities                                            83
   Accrued property taxes                                                        424
   Other liabilities                                                             231
   Due to affiliates                                                             217
   Mortgage notes payable                                                     23,416

Partners' Deficit
   General partners                                            $ (155)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (7,624)       (7,779)
                                                                            $ 16,937

         See Accompanying Notes to Consolidated Financial Statements


b)


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                         2001         2000         2001          2000

Revenues:
  Rental income                      $ 1,221      $ 1,405       $ 3,903      $ 4,232
  Other income                           134          154           483          423
  Casualty gain                           47           --            47           --
      Total revenues                   1,402        1,559         4,433        4,655

Expenses:
  Operating                              733          586         2,073        1,753
  General and administrative              63          102           188          193
  Depreciation                           429          389         1,293        1,186
  Interest                               536          541         1,608        1,616
  Property taxes                          98          102           342          260
      Total expenses                   1,859        1,720         5,504        5,008

Net loss                              $ (457)      $ (161)     $ (1,071)      $ (353)

Net loss allocated to general
  partners (2%)                         $ (9)        $ (3)        $ (21)        $ (7)
Net loss allocated to limited
  partners (98%)                        (448)        (158)       (1,050)        (346)

                                      $ (457)      $ (161)     $ (1,071)      $ (353)

Net loss per limited partnership
  unit                               $(442.90)    $(156.20)   $(1,038.06)    $(342.07)

         See Accompanying Notes to Consolidated Financial Statements

c)

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0         $ 1        $20,240    $20,241

Partners' deficit at
   December 31, 2000                   1,011.5        $ (134)     $(6,574)   $(6,708)

Net loss for the nine months
   ended September 30, 2001                 --           (21)      (1,050)    (1,071)

Partners' deficit at
   September 30, 2001                  1,011.5        $ (155)     $(7,624)   $(7,779)

         See Accompanying Notes to Consolidated Financial Statements


d)
                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2001         2000
Cash flows from operating activities:
  Net loss                                                       $(1,071)     $ (353)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                  1,293        1,186
     Amortization of mortgage discounts and loan costs                50           50
     Casualty gain                                                   (47)          --
     Change in accounts:
      Receivables and deposits                                       (89)         (66)
      Other assets                                                   (36)         (39)
      Accounts payable                                               220           (8)
      Tenant security deposit liabilities                            (30)           8
      Accrued property taxes                                         188          149
      Other liabilities                                               35         (115)
      Due to affiliate                                                76           81
         Net cash provided by operating activities                   589          893

Cash flows from investing activities:
  Property improvements and replacements                            (890)        (567)
  Net deposits to restricted escrows                                  (8)         (69)
  Insurance proceeds received                                         68           --
         Net cash used in investing activities                      (830)        (636)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (111)        (102)
  Advances from affiliates                                           156           73
  Payments on advances from affiliates                               (68)          (9)
         Net cash used in financing activities                       (23)         (38)

Net (decrease) increase in cash and cash equivalents                (264)         219
Cash and cash equivalents at beginning of period                     459          480

Cash and cash equivalents at end of period                         $ 195        $ 699

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,557      $ 1,566

Included in property  improvements  and  replacements  for the nine months ended
September   30,  2001  and  2000  are   approximately   $240,000   and  $78,000,
respectively,  of  improvements  which  were  included  in  accounts  payable at
December 31, 2000 and 1999.

         See Accompanying Notes to Consolidated Financial Statements


e)

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.9% limited partnership interest in Plainview Apartments, L.P. and its wholly owned Limited Liability Corporation, Salem GP, LLC. The managing general partner of Plainview Apartments, L.P., is Davidson Diversified Properties, Inc. which may be removed as the managing general partner of this partnership by the Registrant; therefore, the partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2001 and 2000:

                                                         2001       2000
                                                          (in thousands)
         Property management fees (included in
           operating expenses)                           $229       $232
         Reimbursement for services of affiliates
           (included in general and administrative
            expenses and investment properties)           285        139

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $229,000 and $232,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $285,000 and $139,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 are reimbursements of approximately $153,000 for construction oversight costs. At September 30, 2001, approximately $89,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2001 and 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $156,000 and $73,000, respectively, to cover property improvements and replacements at Salem Courthouse and Plainview. These loans were made in accordance with the terms of the Partnership Agreement. At September 30, 2001, the balance of the advances, including accrued interest, was approximately $128,000. During the nine months ended September 30, 2001 and 2000, the Partnership repaid advances of approximately $68,000 and $9,000, respectively. Interest is charged at the prime rate plus 2%. Interest expense of approximately $4,000 was recognized during each of the nine months ended September 30, 2001 and 2000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 382.50 limited partnership units (the "Units") in the Partnership representing 37.82% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $47,000 was recorded at Salem Courthouse Apartments. The casualty gain related to a fire in the maintenance facility. The gain was a result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 2001 and 2000:

                                                 Average Occupancy
                                                 2001        2000
         Salem Courthouse
            Indianapolis, Indiana                 93%         93%
         Plainview Apartments
            Louisville, Kentucky                  81%         96%

Occupancy at Plainview Apartments has decreased due to a softening market and an increase in competition from newer properties in the local market. Management plans to aggressively pursue new tenants and work to retain its current tenants. This could result in the use of rental concessions and rental reductions in addition to increased capital expenditures and targeted advertising which could negatively impact the property's and the Partnership's short-term cash flow. However, management fees that these strategies will result in a return to normal occupancy and cash flow levels in the long-term.

Results of Operations

The Registrant's net loss for the nine months ended September 30, 2001 was approximately $1,071,000 as compared to a net loss of approximately $353,000 for the same period in 2000. The increase in net loss for the nine months ended September 30, 2001 is primarily attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income and a casualty gain at Salem Courthouse Apartments. Rental income decreased primarily due to the decrease in occupancy at Plainview Apartments offset by an increase in average rental rates at both of the investment properties. The increase in other income is primarily due to an increase in utility reimbursements and late charges at both of the investment properties.

During the nine months ended September 30, 2001, a net casualty gain of approximately $47,000 was recorded at Salem Courthouse Apartments. The casualty gain related to a fire in the maintenance facility. The gain was a result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

The increase in total expenses is due to an increase in operating, depreciation and property tax expenses. The increase in operating expense is due to an increase in maintenance and repair expense at Plainview Apartments and utilities, especially natural gas and water. Depreciation expense increased due to property improvements and replacements placed in service during the last twelve months at both properties now being depreciated. Property tax expense increased due to an increase in the tax rates charged by the local taxing authorities and due to the receipt of a property tax refund at Salem Courthouse in 2000.

The Registrant's net loss for the three months ended September 30, 2001 was approximately $457,000 compared to a net loss of approximately $161,000 for the same period in 2000. The increase in net loss was attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental and other income partially offset by a casualty gain at Salem Courthouse Apartments. Rental income decreased primarily due to the decrease in occupancy at Plainview Apartments offset by an increase in average rental rates at both of the investment properties. The decrease in other income is due to a decrease in utility reimbursements at Plainview Apartments.

The increase in total expenses for the three months ended September 30, 2001 was due to an increase in operating and depreciation expense offset by a decrease in general and administrative expense. The increase in operating expense is due to an increase in utilities, especially natural gas and water. Depreciation expense increased due to property improvements and replacements during the last twelve months at both properties now being depreciated.

General   and   administrative   expenses   decreased   due  to  a  decrease  in
reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $195,000 compared to approximately $699,000 at September 30, 2000. Cash and cash equivalents decreased approximately $264,000 since December 31, 2000 due to approximately $830,000 and $23,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $589,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender partially offset by insurance proceeds from a casualty at Salem Courthouse Apartments. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Salem Courthouse and the repayment of advances from the Managing General Partner offset partially by advances from the Managing General Partner. The Registrant invests its working capital reserves in interest bearing accounts.

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

Plainview Apartments: The Partnership budgeted approximately $410,000 for capital improvements during 2001 at Plainview Apartments consisting primarily of interior and exterior building improvements. The Partnership completed approximately $294,000 in capital expenditures at Plainview Apartments during the nine months ended September 30, 2001, consisting primarily of heating and air conditioning upgrades, floor covering, water heater and plumbing fixture replacements, major landscaping and structural improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership budgeted approximately $252,000 for capital improvements during 2001 at Salem Courthouse consisting primarily of interior and exterior building improvements. The Partnership completed approximately $356,000 in budgeted and non-budgeted capital expenditures at Salem Courthouse Apartments during the nine months ended September 30, 2001, consisting primarily of exterior building painting, floor covering replacements and structural improvements. These improvements were funded from operating cash flow, replacement reserves, and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,080,000, net of discount, at Salem Courthouse is being amortized over 344 months with a balloon payment of approximately
$7,784,000 due in October 2003. The mortgage indebtedness at Plainview Apartments of approximately $15,336,000 has interest only payments with the principal due in November 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the nine month periods ended September 30, 2001 or 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2001 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at September 30, 2001 was approximately $87,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 382.50 limited partnership units (the "Units") in the Partnership representing 37.82% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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