Form 10KSB
period 2001-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2002-03-26
CIK 773679

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $5,764,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant; therefore, no aggregate market value can be determined.

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

The Managing General Partner was owned by MAE GP corporation ("MAE GP"), which was wholly owned by Metropolitan Asset Enhancement, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), an affiliate of Insignia. Effective October 1, 1998 and February 26, 1999, Insignia and IPT were merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The offering of the Partnership's limited partnership units ("Units") commenced on October 28, 1985, and terminated on October 24, 1986. The Partnership received gross proceeds from the offering of approximately $20,240,000 from the sale of 1,013 units and net proceeds of approximately $17,912,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

Holders of Units shall hereinafter be referred to as Limited Partners ("Limited Partners"). Limited Partners together with the General Partners shall be referred to as the Partners ("Partners").

The Partnership's primary business is to operate and hold for investment existing income-producing residential real estate properties. All of the net proceeds of the offering were invested in six properties, four of which have since been sold or foreclosed. The Partnership continues to own and operate the other two properties. See "Item 2. Description of Properties", for a description of the Partnership's remaining properties.

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

                           Gross
                          Carrying   Accumulated    Useful                Federal
Property                   Value    Depreciation     Life     Method     Tax Basis
                              (in thousands)                           (in thousands)

Plainview Apartments      $22,798      $12,789     5-25 yrs    S/L        $ 5,936
Salem Courthouse
  Apartments               14,450        8,577     5-25 yrs    S/L          2,935

                          $37,248      $21,366                            $ 8,871

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
       Property              2001          Rate    Amortized     Date     Maturity (3)
                        (in thousands)                                   (in thousands)
Plainview Apartments
  1st mortgage              $15,336       9.33%       (1)      11/15/10      $15,336

Salem Courthouse
  Apartments
  1st mortgage (2)            7,819       7.83%    28.67 yrs   10/15/03        7,513
  2nd mortgage                  271       7.83%       (1)      10/15/03          271
                             23,426
Less unamortized
  discount                      (43)

Total                       $23,383                                          $23,120

(1)   Interest only payments.

(2) The discount from the mortgage refinancing of this property is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Salem Courthouse.

(3) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property are as follows:

                                         Average Annual              Average
                                          Rental Rates              Occupancy
                                           (per unit)
Property                                2001        2000         2001       2000
Plainview Apartments                   $7,787      $7,589        79%         94%
Salem Courthouse Apartments             6,910       6,600        92%         92%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, the property recently discovered roof leaks which have led to mold growth in several buildings. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. The affected units have been vacated in order to expedite the restoration. It is the intent of the Managing General Partner to restore these units to a leasable state at which time occupancy is expected to return to acceptable levels. It is anticipated that this restoration will result in significant property improvements and replacements during 2002 which will be funded from any available cash flow from property operations and if needed, additional advances from affiliates of the Managing General Partner.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2001, no tenant leases 10% or more of the available rental space. Salem Courthouse is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were as follows:

                                                 2001            2001
                                                 Taxes           Rate
                                            (in thousands)
Plainview Apartments                             $ 162           1.07%
Salem Courthouse Apartments                        255          10.15%

Capital Improvements

Plainview Apartments: The Partnership completed approximately $428,000 in capital expenditures at Plainview Apartments during the year ended December 31, 2001, consisting primarily of common area painting and floor covering, water heater and air conditioning replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $144,000. In addition, as previously mentioned, the Partnership expects to incur significant property improvements and replacements to repair roof leaks which have resulted in mold growth in certain apartment units. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership completed approximately $397,000 in capital expenditures at Salem Courthouse Apartments during the year ended December 31, 2001, consisting primarily of floor covering replacements, exterior painting, fencing and building enhancements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $116,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units aggregating $20,240,000. The Partnership currently has 853 holders of record owning an aggregate of 1,011.5 units. Affiliates of the Managing General Partner owned 385.50 units or 38.11% at December 31, 2001. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2001 and 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2001 was approximately $155,000.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 385.50 limited partnership units (the "Units") in the Partnership representing 38.11% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Registrant's net loss for the year ended December 31, 2001 was approximately $1,542,000 compared to a net loss of approximately $662,000 for the year ended December 31, 2000. The increase in net loss is primarily attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income and a casualty gain at Salem Courthouse Apartments. Rental income decreased primarily due to the significant decrease in occupancy at Plainview Apartments offset by an increase in average rental rates at both of the investment properties. The increase in other income is primarily due to an increase in utility reimbursements and late charges at both of the investment properties.

During the year ended December 31, 2001, a net casualty gain of approximately $47,000 was recorded at Salem Courthouse Apartments. The casualty gain related to a fire in the maintenance facility. The gain was a result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

The increase in total expenses is due to an increase in operating, depreciation and property tax expenses. The increase in operating expense is due to an increase in utilities, especially natural gas and water in addition to a significant increase in maintenance costs at Plainview Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the last twelve months at both properties. Property tax expense increased due to an increase in the assessed values by the local taxing authorities and due to the receipt of a property tax refund at Salem Courthouse in 2000 which related to prior years' taxes paid.

Included in general and administrative expenses at both December 31, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $247,000 compared to approximately $459,000 at December 31, 2000, a decrease of approximately $212,000. The decrease is due to approximately $1,017,000 of cash used in investing activities which was partially offset by approximately $536,000 and $269,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lender, slightly offset by the receipt of insurance proceeds related to the casualty at Salem Courthouse. Cash provided by financing activities consisted of advances from an affiliate partially offset by principal payments made on the mortgages encumbering Salem Courthouse Apartments and payments on the advances from an affiliate. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or approximately $260,000. The Partnership expects to incur significant property improvements and replacements to repair roof leaks which have resulted in mold growth in certain apartment units at Plainview Apartments. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. To the extent that such capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $23,383,000, net of discount, requires balloon payments which total approximately $23,120,000 at dates ranging from October 15, 2003 to November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no distributions to the partners for the years ended December 31, 2001 and 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2001 was approximately $155,000.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 385.50 limited partnership units (the "Units") in the Partnership representing 38.11% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   247
   Receivables and deposits, net of bad debt reserve of
      approximately $12,000                                                      122
   Restricted escrows                                                            155
   Other assets                                                                  238
   Investment properties (Notes B and E):
      Land                                                    $ 2,821
      Buildings and related personal property                   34,427
                                                                37,248
      Less accumulated depreciation                            (21,366)       15,882
                                                                            $ 16,644

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 297
   Tenant security deposit liabilities                                            72
   Accrued property taxes                                                        226
   Other liabilities                                                             298
   Due to affiliate (Note D)                                                     618
   Mortgage notes payable (Note B)                                            23,383

Partners' Deficit
   General partners                                            $ (165)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (8,085)       (8,250)
                                                                            $ 16,644

        See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                          Years Ended December 31,
                                                             2001          2000
Revenues:
  Rental income                                             $ 5,130       $ 5,567
  Other income                                                   587          554
  Casualty gain (Note F)                                          47           --
      Total revenues                                           5,764        6,121

Expenses:
  Operating                                                    2,725        2,401
  General and administrative                                     270          260
  Depreciation                                                 1,729        1,612
  Interest                                                     2,150        2,162
  Property taxes                                                 432          348
      Total expenses                                           7,306        6,783

Net loss                                                   $ (1,542)      $ (662)

Net loss allocated to general partners (2%)                  $ (31)        $ (13)
Net loss allocated to limited partners (98%)                  (1,511)        (649)
                                                           $ (1,542)      $ (662)

Net loss per limited partnership unit                     $(1,493.82)    $(641.62)

        See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,013.0        $ 1       $20,240    $20,241

Partners' deficit at
  December 31, 1999                      1,011.5       $ (121)    $(5,925)   $(6,046)

Net loss for the year ended
  December 31, 2000                           --          (13)       (649)      (662)

Partners' deficit at
  December 31, 2000                      1,011.5         (134)     (6,574)    (6,708)

Net loss for the year ended
  December 31, 2001                           --          (31)     (1,511)    (1,542)

Partners' deficit at
  December 31, 2001                      1,011.5       $ (165)    $(8,085)   $(8,250)

        See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                                    2001        2000
Cash flows from operating activities:
  Net loss                                                        $(1,542)     $ (662)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,729        1,612
     Amortization of mortgage discount and loan costs                  68           76
     Bad debt expense                                                  85           90
     Casualty gain                                                    (47)          --
     Change in accounts:
      Receivables and deposits                                        (68)          31
      Other assets                                                     (3)          (9)
      Accounts payable                                                116           30
      Tenant security deposit liabilities                             (41)          (3)
      Accrued property taxes                                          (10)         (47)
      Other liabilities                                               102         (144)
      Due to affiliate                                                147           15
         Net cash provided by operating activities                    536          989

Cash flows used in investing activities:
  Property improvements and replacements                           (1,009)        (919)
  Net (deposits to) withdrawals from restricted escrows               (76)           9
  Insurance proceeds received                                          68           --
         Net cash used in investing activities                     (1,017)        (910)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (149)        (138)
  Advances from affiliate                                             486           73
  Payments on advances from affiliate                                 (68)         (35)
         Net cash provided by (used in) financing activities          269         (100)

Net decrease in cash and cash equivalents                            (212)         (21)
Cash and cash equivalents at beginning of period                      459          480
Cash and cash equivalents at end of period                         $ 247        $ 459

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,075      $ 2,087

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                          $ 56        $ 240

        See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


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

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.99% limited partnership interest in Plainview Apartments, L.P. and its wholly owned subsidiary, Salem GP, LLC. The managing general partner of Plainview Apartments, LP is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the managing general partner of this partnership by the Registrant; therefore, this partnership is controlled and consolidated by the Registrant. All significant inter-entity balances have been eliminated.

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

Uses of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Includes cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $221,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows

A general operating reserve account of approximately $114,000 was established with the refinancing proceeds for Salem Courthouse. These funds were established to fund necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2001 was approximately $155,000.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for the impairment of value were necessary in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Loan Costs

Loan  costs  of  approximately  $559,000,   less  accumulated   amortization  of
approximately $368,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs, of approximately $99,000 and $87,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest  Maturity       Due At
       Property             2001       Interest      Rate      Date        Maturity
                             (in thousands)                             (in thousands)

Plainview Apartments       $15,336     $ 119 (1)    9.33%    11/15/10      $15,336
Salem Courthouse
  Apartments
  1st mortgage               7,819        64        7.83%    10/15/03        7,513
  2nd mortgage                 271         2 (1)    7.83%    10/15/03          271
                            23,426
Less unamortized
  discount                     (43)

Totals                     $23,383     $ 185                               $23,120

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                   Years Ended December 31,
                             2002                $   161
                             2003                  7,929
                             2004                     --
                             2005                     --
                             2006                     --
                          Thereafter              15,336

                                                 $23,426

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2001          2000
   Net loss as reported                     $ (1,542)      $ (662)
   Add (deduct)
     Depreciation difference                    (301)         (171)
     Unearned income                              71            11
     Other                                      (103)           (7)
   Federal taxable loss                     $ (1,875)      $ (829)

   Federal taxable loss per limited
     partnership unit                      $(1,568.40)    $(802.77)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported                              $ (8,250)
Land and buildings                                            408
Accumulated depreciation                                   (7,419)
Syndication                                                 1,621
Distribution fees                                           1,051
Other                                                         131
Net liabilities - Federal tax basis                      $(12,458)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)
Property management fees (included in
  operating expense)                              $ 311        $ 306
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses and investment
  properties)                                       389          221
Interest expense                                     11            5

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $311,000 and $306,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $389,000 and $221,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $192,000 and $39,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. At December 31, 2001, approximately $154,000 of reimbursements for services were accrued by the Partnership and are included in due to an affiliate on the accompanying consolidated balance sheet.

During the years ended December 31, 2001 and 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $486,000 and $73,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. At December 31, 2001, the balance of the advances was approximately $464,000, including accrued interest of approximately $8,000. Interest is charged at the prime rate plus 2%. Interest expense of approximately $11,000 and $5,000 was recognized during the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $71,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 385.50 limited partnership units (the "Units") in the Partnership representing 38.11% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings        Net Cost
                                                      and Related      Capitalized
                                                       Personal       Subsequent to
       Description          Encumbrances     Land      Property        Acquisition
                           (in thousands)                            (in thousands)

Plainview Apartments          $15,336       $ 2,047     $16,584          $ 4,167
Salem Courthouse
  Apartments                    8,090           774      11,198            2,478

Totals                        $23,426       $ 2,821     $27,782          $ 6,645


                 Gross Amount At Which Carried
                     At December 31, 2001
                        (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total  Depreciation Construction  Acquired     Life

Plainview                                                  Phase I 1973    05/86
  Apartments      $ 2,047   $20,751   $22,798   $12,789    Phase II 1978   05/86    5-25 yrs

Salem Courthouse
  Apartments          774    13,676    14,450     8,577        1978        11/85    5-25 yrs

     Totals       $ 2,821   $34,427   $37,248   $21,366

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                  2001         2000
                                                    (in thousands)
Investment Properties
Balance at beginning of year                    $36,475       $35,394
  Property improvements                             825         1,081
  Disposal of property                              (52)           --
Balance at end of year                          $37,248       $36,475

Accumulated Depreciation
Balance at beginning of year                    $19,668       $18,056
  Additions charged to expense                    1,729         1,612
  Disposal of property                              (31)           --
Balance at end of year                          $21,366       $19,668

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $37,656,000 and $36,888,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $28,785,000 and $26,756,000, respectively.

Note F - Casualty Gain

During the year ended December 31, 2001, a net casualty gain of approximately $47,000 was recorded at Salem Courthouse Apartments. The casualty gain related to a fire in the maintenance facility. The gain was a result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $19,000.

Item 10.    Executive Compensation

No director or officer of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2001, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                              Number of Units          Percentage

Insignia Properties, LP                  33.25                  3.29%
  (an affiliate of AIMCO)

AIMCO Properties, LP                    352.25                 34.82%
  (an affiliate of AIMCO)

Insignia Properties, LP is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                   2001        2000
                                                    (in thousands)

Property management fees                          $ 311        $ 306
Reimbursement for services of affiliates            389          221
Interest expense                                     11            5

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $311,000 and $306,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $389,000 and $221,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $192,000 and $39,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. At December 31, 2001, approximately $154,000 of reimbursements for services were accrued by the Partnership and are included in due to an affiliate on the accompanying consolidated balance sheet.

During the years ended December 31, 2001 and 2000, an affiliate of the Managing General Partner advanced the Partnership approximately $486,000 and $73,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. At December 31, 2001, the balance of the advances was approximately $464,000, including accrued interest of approximately $8,000. Interest is charged at the prime rate plus 2%. Interest expense of approximately $11,000 and $5,000 was recognized during the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $71,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 385.50 limited partnership units (the "Units") in the Partnership representing 38.11% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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


/s/Patrick J. Foye      Executive Vice President            Date:
Patrick J. Foye


/s/Martha L. Long       Senior Vice President               Date:
Martha L. Long          and Controller

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

      10X Stock certificate showing ownership of 1,000 shares of Davidson Diversified Properties, Inc. by MAE GP Corporation is incorporated by reference to Exhibit 10NN to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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