Form 10QSB
period 2002-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2002-05-15
CIK 773679

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

                For the quarterly period ended March 31, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $   399
   Receivables and deposits (net of uncollectible
     accounts of $31,000)                                                        191
   Restricted escrows                                                            109
   Other assets                                                                  348
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   34,627
                                                                37,448
      Less accumulated depreciation                            (21,807)       15,641
                                                                            $ 16,688

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   372
   Tenant security deposit liabilities                                            75
   Accrued property taxes                                                        340
   Due to affiliates                                                           1,005
   Other liabilities                                                             413
   Mortgage notes payable                                                     23,347

Partners' Deficit
   General partners                                            $ (177)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (8,687)       (8,864)
                                                                            $ 16,688

         See Accompanying Notes to Consolidated Financial Statements

b)

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:
   Rental income                                             $ 1,144        $ 1,359
   Other income                                                   145           168
      Total revenues                                            1,289         1,527

Expenses:
   Operating                                                      745           642
   General and administrative                                      61            60
   Depreciation                                                   441           431
   Interest                                                       542           537
   Property taxes                                                 114           105
      Total expenses                                            1,903         1,775

Net loss                                                      $ (614)       $ (248)

Net loss allocated to general partners (2%)                   $ (12)         $ (5)
Net loss allocated to limited partners (98%)                     (602)         (243)

                                                              $ (614)       $ (248)

Net loss per limited partnership unit                        $(595.16)     $(240.24)

         See Accompanying Notes to Consolidated Financial Statements


c)

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0         $ 1        $20,240    $20,241

Partners' deficit at
   December 31, 2001                   1,011.5        $ (165)     $(8,085)   $(8,250)

Net loss for the three months
   ended March 31, 2002                    --            (12)        (602)      (614)

Partners' deficit at
   March 31, 2002                      1,011.5        $ (177)     $(8,687)   $(8,864)

         See Accompanying Notes to Consolidated Financial Statements


d)
                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2002        2001
Cash flows from operating activities:
  Net loss                                                         $ (614)     $ (248)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                     441          431
     Amortization of mortgage discounts and loan costs                 15           17
     Change in accounts:
      Receivables and deposits                                        (69)         (22)
      Other assets                                                   (122)         (95)
      Accounts payable                                                 55          (59)
      Tenant security deposit liabilities                               3           (3)
      Accrued property taxes                                          114          105
      Other liabilities                                               115           11
      Due to affiliate                                                 55           --
         Net cash (used in) provided by operating activities           (7)         137

Cash flows from investing activities:
  Property improvements and replacements                             (180)        (361)
  Net withdrawals from (deposits to) restricted escrows                46           (1)
         Net cash used in investing activities                       (134)        (362)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (39)         (36)
  Payments on advances from affiliates                                 --          (13)
  Advances from affiliate                                             332           --
         Net cash provided by (used in) financing activities          293          (49)

Net increase (decrease) in cash and cash equivalents                  152         (274)
Cash and cash equivalents at beginning of period                      247          459

Cash and cash equivalents at end of period                         $ 399        $ 185

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 516        $ 519

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 76        $ --

At December 31, 2001 and 2000, approximately $56,000 and $240,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2002 and 2001, respectively.

         See Accompanying Notes to Consolidated Financial Statements


e)

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately
$66,000 and $77,000 during the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner is entitled to receive reimbursement of accountable administrative expenses amounting to approximately $46,000 and $44,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses. At March 31, 2002, approximately $198,000 of reimbursement for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the three months ended March 31, 2002, the Managing General Partner advanced the Partnership approximately $332,000 to cover operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At March 31, 2002, the balance of advances made by the Managing General Partner was approximately $807,000, including accrued interest. Interest is charged at the prime rate plus 1%. Interest expense was approximately $11,000 and $1,000 for the three months ended March 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $118,000 and $71,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 2002 and 2001:

                                                 Average Occupancy
                                                 2002        2001
         Salem Courthouse
            Indianapolis, Indiana                 89%         94%

         Plainview Apartments
            Louisville, Kentucky                  70%         86%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, the property discovered roof leaks which have led to mold growth in two buildings. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. The affected units have been vacated in order to expedite the restoration. It is the intent of the Managing General Partner to restore these units to a leasable state at which time occupancy is expected to return to historic levels. The Managing General Partner estimates that this restoration will cost approximately $110,000 which will be funded from any available cash flow from property operations and if needed, additional advances from affiliates of the Managing General Partner. The renovations are in progress and are expected to be completed during the second quarter of 2002.

The  Managing  General  Partner  attributes  the  decrease in occupancy at Salem
Courthouse Apartments to many first time home purchasers during the first quarter due to lower interest rates and increased competition in the property's market area.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2002 was approximately $614,000 compared to a net loss of approximately $248,000 for the corresponding period in 2001. The increase in net loss is primarily attributable to a decrease in total revenues and a slight increase in total expenses. The decrease in total revenues is due to decreases in rental and other income. Rental income decreased due to the decrease in occupancy at both of the Registrant's properties especially at Plainview Apartments due to the mold problems as previously discussed. Other income decreased due to a decrease in tenant reimbursements at Plainview Apartments. The increase in total expenses is primarily attributable to an increase in operating and depreciation expenses. Operating expenses increased due to the clean up costs of the mold at Plainview Apartments. The Managing General Partner estimates that the total cost of the remediation will be $110,000. Accordingly, this amount was expensed and is included in operating expenses. None of this amount had been paid at March 31, 2002, and it is included in accounts payable and other liabilities. Depreciation expense increased due to additions to property improvements and replacements of the past twelve months which are now being depreciated.

Included in general and administrative expenses at both March 31, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $399,000 compared to approximately $185,000 at March 31, 2001. Cash and cash equivalents increased approximately $152,000 from December 31, 2001 due to approximately $293,000 of cash provided by financing activities partially offset by approximately $7,000 and $134,000 of cash used in operating and investing activities, respectively. Cash provided by financing activities consisted of advances to the Partnership by the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by withdrawals from restricted escrow accounts maintained by the mortgage lender. The Registrant invests its working capital in interest bearing accounts.

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

Plainview Apartments: The Partnership has budgeted approximately $166,000 for capital improvements during 2002 at Plainview Apartments consisting of floor covering and appliance replacements and interior and exterior building improvements. The Partnership completed approximately $163,000 in capital expenditures at Plainview Apartments as of March 31, 2002, consisting primarily of roof replacements, water/sewer upgrades, water heaters, floor covering replacements and structural improvements. These improvements were funded from operating cash flow and advances from the Managing General Partner. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership has budgeted approximately $160,000 for capital improvements during 2002 at Salem Courthouse consisting of floor covering replacements, interior and exterior building improvements and interior decorations. The Partnership completed approximately $37,000 in capital expenditures at Salem Courthouse Apartments as of March 31, 2002, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The first mortgage encumbering Salem Courthouse Apartments of approximately $7,740,000, net of discount, is amortized over 344 months with a balloon payment of approximately $7,513,000 due at its maturity of October 2003. The first mortgage encumbering Plainview Apartments and the second mortgage encumbering Salem Courthouse Apartments of approximately $15,336,000 and $271,000, respectively, requires payments of interest only until their maturities in November 2010 and October 2003, respectively, at which time the aforementioned balances are due in full. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the three months ended March 31, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the mold clean up costs at Plainview and the amount accrued and payable to the Managing General Partner at March 31, 2002, there can be no assurance that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at March 31, 2002 was approximately $109,000.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 395.50 limited partnership units (the "Units") in the Partnership representing 39.10% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownerships of 39.10% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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