Form 10QSB
period 2002-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2002-08-14
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)


                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 391
   Receivables and deposits (net of uncollectible
      accounts of $49,000)                                                       222
   Restricted escrows                                                            125
   Other assets                                                                  295
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   34,867
                                                                37,688
      Less accumulated depreciation                            (22,256)       15,432
                                                                            $ 16,465

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 183
   Tenant security deposit liabilities                                            79
   Accrued property taxes                                                        322
   Other liabilities                                                             266
   Due to affiliates                                                           1,654
   Mortgage notes payable                                                     23,307

Partners' Deficit
   General partners                                            $ (187)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (9,159)       (9,346)
                                                                            $ 16,465

         See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)


                                        Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                        2002          2001         2002          2001

Revenues:
  Rental income                        $ 1,181      $ 1,323       $ 2,325      $ 2,682
  Other income                             141           181           286          349
      Total revenues                     1,322         1,504         2,611        3,031

Expenses:
  Operating                                631           698         1,376        1,340
  General and administrative                55            65           116          125
  Depreciation                             449           433           890          864
  Interest                                 559           535         1,101        1,072
  Property taxes                           110           139           224          244
      Total expenses                     1,804         1,870         3,707        3,645

Net loss                               $ (482)       $ (366)     $ (1,096)      $ (614)

Net loss allocated to general
  partners (2%)                         $ (10)        $ (7)        $ (22)       $ (12)
Net loss allocated to limited
  partners (98%)                          (472)         (359)       (1,074)        (602)

                                       $ (482)       $ (366)     $ (1,096)      $ (614)

Net loss per limited partnership
  unit                                $(466.63)     $(354.92)   $(1,061.79)    $(595.16)

         See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0         $ 1        $20,240    $20,241

Partners' deficit at
   December 31, 2001                   1,011.5        $ (165)     $(8,085)   $(8,250)

Net loss for the six months
   ended June 30, 2002                      --           (22)      (1,074)    (1,096)

Partners' deficit at
   June 30, 2002                       1,011.5        $ (187)     $(9,159)   $(9,346)

         See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2002         2001
Cash flows from operating activities:
  Net loss                                                         $(1,096)     $ (614)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                      890          864
     Amortization of mortgage discounts and loan costs                  28           33
     Bad debt expense                                                  128           --
     Change in accounts:
      Receivables and deposits                                        (228)         (31)
      Other assets                                                     (82)         (73)
      Accounts payable                                                (216)          (5)
      Tenant security deposit liabilities                                7          (19)
      Accrued property taxes                                            96           89
      Other liabilities                                                (32)         157
      Due to affiliate                                                 131           31
         Net cash (used in) provided by operating activities          (374)         432

Cash flows from investing activities:
  Insurance proceeds received                                          332           --
  Property improvements and replacements                              (338)        (576)
  Net deposits to restricted escrows                                  (302)         (57)
         Net cash used in investing activities                        (308)        (633)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (79)         (73)
  Advances from affiliates                                             905           72
  Payments on advances from affiliates                                  --          (38)
         Net cash provided by (used in) financing activities           826          (39)

Net increase (decrease) in cash and cash equivalents                   144         (240)
Cash and cash equivalents at beginning of period                       247          459

Cash and cash equivalents at end of period                          $ 391        $ 219

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 969       $ 1,038

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                          $ 158        $ --

At December 31, 2001 and 2000, approximately $56,000 and $240,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2002 and 2001, respectively.

         See Accompanying Notes to Consolidated Financial Statements


                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $133,000 and $155,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $91,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. At June 30, 2002, approximately $255,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the six months ended June 30, 2002, the Managing General Partner advanced the Partnership approximately $905,000 to cover operational expenses required at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At June 30, 2002, the balance of the advances, including accrued interest, was approximately $1,399,000. Interest is charged at the prime rate plus 1%. Interest expense was approximately $30,000 and $2,000 for the six months ended June 30, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $118,000 and $71,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

In December 2001, a fire occurred at Plainview Apartments which caused damage to four units of the complex. The restoration is expected to cost approximately $249,000. Insurance proceeds of approximately $181,000 were received during the six months ended June 30, 2002. These proceeds were deposited into the escrow account maintained by the mortgage holder of the property. The mortgage holder will in turn pay contractors for reconstruction costs as they are completed. The Managing General Partner is currently in discussions with the insurance carrier as to additional proceeds to be received to cover the remaining cost of the restoration. The Managing General Partner does not anticipate that this casualty will result in a loss to the Partnership.

In January 2002, a fire occurred at Plainview Apartments which caused damage to an additional four units of the complex. The restoration is expected to cost approximately $274,000. Insurance proceeds of approximately $150,000 were received during the six months ended June 30, 2002. These proceeds were deposited into the escrow account maintained by the mortgage holder of the property. The mortgage holder will in turn pay contractors for reconstruction costs as they are completed. The Managing General Partner is currently in discussions with the insurance carrier as to additional proceeds to be received to cover the remaining cost of the restoration. The Managing General Partner does not anticipate that this casualty will result in a loss to the Partnership.

The Partnership has discovered roof leaks in two buildings which has resulted in approximately 23% of the property's total available units being currently uninhabitable. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. The Managing General Partner is currently in the developmental stage of this project and accordingly no estimate is currently available as to what the total cost of the restoration will be. The Managing General Partner is in discussions with the insurance carrier as to the extent, if any, the restoration may be covered by insurance proceeds.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 2002 and 2001:

                                                 Average Occupancy
                                                 2002        2001
         Salem Courthouse
            Indianapolis, Indiana                 91%         94%

         Plainview Apartments
            Louisville, Kentucky                  71%         84%

The  Managing  General  Partner  attributes  the  decrease in occupancy at Salem
Courthouse Apartments to many tenants buying homes for the first time due to lower interest rates and increased competition in the property's market area.

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, the property discovered roof leaks in two buildings which has resulted in approximately 23% of the property's total available units being vacated in order to expedite the restoration. The
Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. It is the intent of the Managing General Partner to restore these units to a leasable state at which time occupancy is expected to return to historic levels. The Managing General Partner is currently in the developmental stage of this project and accordingly no estimate is currently available as to what the total costs of restoration will be. However, the costs will be funded from any available cash flow from property operations and additional advances from affiliates of the Managing General Partner. In addition, the Managing General Partner is in discussions with the insurance carrier as to the extent, if any, the restoration may be covered by insurance proceeds. The renovations are anticipated to be completed during 2003.

Results of Operations

The Registrant's net loss for the six months ended June 30, 2002 was approximately $1,096,000 as compared to a net loss of approximately $614,000 for the same period in 2001. The Registrant's net loss for the three months ended June 30, 2002 was approximately $482,000 as compared to a net loss of approximately $366,000 for the same period in 2001. The increase in net loss for the six months ended June 30, 2002 is primarily attributable to a decrease in total revenues and an increase in total expenses. The increase in net loss for the three months ended June 30, 2002 is primarily due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues for both periods is due to a decrease in both rental and other income. Rental and other income decreased due to decreases in occupancy at both of the Registrant's properties, especially at Plainview Apartments due to the mold problems as previously discussed.

The increase in total expenses for the six months ended June 30, 2002 was due to increases in operating, interest and depreciation expenses partially offset by a decrease in property tax expense. The increase in operating expense for the six months ended June 30, 2002 is due to an increase in maintenance expense partially offset by decreases in utility and property management expenses.

The decrease in total expenses for the three months ended June 30, 2002 was due to decreases in operating and property tax expenses partially offset by increases in interest and depreciation expense. The decrease in operating expenses for the three months ended June 30, 2002 is due to decreases in utility and property management expenses partially offset by an increase in maintenance expense. The decrease in utility expense for both periods is due to a decrease in natural gas costs at Plainview Apartments. Property management fees decreased for both periods due to the decrease in revenues at the Partnership's investment properties as discussed above. Maintenance expense has increased for both periods due to increases in landscaping at both properties and interior painting at Salem Courthouse, in addition to incurring costs associated with the mold clean-up at Plainview during the first quarter of 2002. Property tax expense decreased for both periods due to the payment in 2001 of an assessment for additional taxes owed for 1999 at Plainview Apartments. Interest expense increased for both periods due to an increase in the balances owed on advances from the Managing General Partner. Depreciation expense increased for both periods due to additions to property improvements and replacements over the past year which are now being depreciated.

Included in general and administrative expenses at both June 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $391,000 compared to approximately $219,000 at June 30, 2001. Cash and cash equivalents increased approximately $144,000 from December 31, 2001 due to approximately $826,000 of cash provided by financing activities partially offset by approximately $308,000 and $374,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances to the Partnership by the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements, net deposits to the restricted escrow account maintained by the mortgage lender partially offset by the receipt of insurance proceeds. The Registrant invests its working capital in interest bearing accounts.

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

Plainview Apartments: The Partnership has budgeted approximately $149,000 for capital improvements during 2002 at Plainview Apartments consisting of floor covering and appliance replacements, air conditioning upgrades, ground lighting and fitness equipment. The Partnership completed approximately $356,000 in budgeted and unbudgeted capital expenditures at Plainview Apartments as of June 30, 2002, consisting primarily of roof replacements, water and sewer upgrades, water heaters, floor covering replacements and structural improvements. Most of these expenditures are attributable to the restoration project mentioned above. These improvements were funded from operating cash flow and advances from the Managing General Partner. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership has budgeted approximately $151,000 for capital improvements during 2002 at Salem Courthouse Apartments consisting of floor covering and appliance replacements, air conditioning and heating upgrades and interior decorations. The Partnership completed approximately $84,000 in capital expenditures at Salem Courthouse Apartments as of June 30, 2002, consisting primarily of floor covering replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures, exclusive of expenditures associated with redeveloping the units at Plainview Apartments affected by mold growth, will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The first mortgage encumbering Salem Courthouse Apartments of approximately $7,700,000, net of discount, is amortized over 344 months with a balloon payment of approximately $7,513,000 due at its maturity of October 2003. The first mortgage encumbering Plainview Apartments and the second mortgage encumbering Salem Courthouse Apartments of approximately $15,336,000 and $271,000, respectively, requires payments of interest only until their maturities in November 2010 and October 2003, respectively, at which time the aforementioned balances are due in full. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the six months ended June 30, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the mold clean up costs at Plainview and the amount accrued and payable to the Managing General Partner at June 30, 2002, there can be no assurance that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirements to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at June 30, 2002 was approximately $125,000.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 406.75 limited partnership units (the "Units") in the Partnership representing 40.21% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.21% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  Exhibit 3, Partnership Agreement dated July 8, 1985 and amended as of October 9, 1985 is incorporated by reference to Exhibit A to the Prospectus of the Registrant dated October 28, 1985 as filed with the Commission pursuant to Rule 424(b) under the Act.

                  Exhibit 3A, Second Amendment dated April 1, 1986 to the Partnership Agreement dated July 8, 1985 as amended October 9, 1985 is incorporated by reference to Exhibit 3A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

                  Exhibit 4, Certificate of Limited Partnership dated June 28, 1985 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-11 (Registration No. 2-99257).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.