Form 10QSB
period 2002-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2002-11-14
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $   298
   Receivables and deposits                                                      241
   Restricted escrows                                                            205
   Other assets                                                                  246
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   35,162
                                                                37,983
      Less accumulated depreciation                            (22,542)       15,441
                                                                            $ 16,431

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 315
   Tenant security deposit liabilities                                            74
   Accrued property taxes                                                        429
   Other liabilities                                                             295
   Due to affiliates                                                           1,726
   Mortgage notes payable                                                     23,278

Partners' Deficit
   General partners                                            $ (194)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (9,492)       (9,686)
                                                                            $ 16,431

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                        2002          2001         2002          2001

Revenues:
  Rental income                        $ 1,159      $ 1,221       $ 3,484       $ 3,903
  Other income                             129           134           415           483
  Casualty gain                            167            47           167            47
      Total revenues                     1,455         1,402         4,066         4,433

Expenses:
  Operating                                625           733         2,001         2,073
  General and administrative                59            63           175           188
  Depreciation                             439           429         1,329         1,293
  Interest                                 565           536         1,666         1,608
  Property taxes                           107            98           331           342
      Total expenses                     1,795         1,859         5,502         5,504

Net loss                               $ (340)       $ (457)     $ (1,436)     $ (1,071)

Net loss allocated to general
  partners (2%)                         $ (7)         $ (9)        $ (29)        $ (21)
Net loss allocated to limited
  partners (98%)                          (333)         (448)       (1,407)       (1,050)

                                       $ (340)       $ (457)     $ (1,436)     $ (1,071)

Net loss per limited partnership
  unit                                $(329.21)     $(442.90)   $(1,391.00)    $(1,038.06)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0         $ 1        $20,240    $20,241

Partners' deficit at
   December 31, 2001                   1,011.5        $ (165)     $(8,085)   $(8,250)

Net loss for the nine months
   ended September 30, 2002                 --           (29)      (1,407)    (1,436)

Partners' deficit at
   September 30, 2002                  1,011.5        $ (194)     $(9,492)   $(9,686)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2002         2001
Cash flows from operating activities:
  Net loss                                                         $(1,436)     $(1,071)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                    1,329        1,293
     Amortization of mortgage discounts and loan costs                  52           50
     Casualty gain                                                    (167)         (47)
     Change in accounts:
      Receivables and deposits                                        (119)         (89)
      Other assets                                                     (45)         (36)
      Accounts payable                                                (134)         220
      Tenant security deposit liabilities                                2          (30)
      Accrued property taxes                                           203          188
      Other liabilities                                                 (3)          35
      Due to affiliate                                                 203           76
         Net cash (used in) provided by operating activities          (115)         589

Cash flows from investing activities:
  Insurance proceeds received                                          394           68
  Property improvements and replacements                              (963)        (890)
  Net deposits to restricted escrows                                   (50)          (8)
         Net cash used in investing activities                        (619)        (830)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (120)        (111)
  Advances from affiliates                                             905          156
  Payments on advances from affiliates                                  --          (68)
         Net cash provided by (used in) financing activities           785          (23)

Net increase (decrease) in cash and cash equivalents                    51         (264)
Cash and cash equivalents at beginning of period                       247          459

Cash and cash equivalents at end of period                          $ 298        $ 195

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,545      $ 1,557

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                          $ 208        $ --

At December 31, 2001 and 2000, approximately $56,000 and $240,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2002 and 2001, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's investment properties for providing property management services. The Registrant paid to such affiliates approximately $200,000 and $229,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $141,000 and $285,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. At September 30, 2002, approximately $304,000 of reimbursements for services was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2002, the Managing General Partner advanced the Partnership approximately $905,000 to cover operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At September 30, 2002, the balance of the advances, including accrued interest, was approximately $1,422,000. Interest is charged at the prime rate plus 1%. Interest expense was approximately $53,000 and $4,000 for the nine months ended September 30, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $118,000 and $71,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

During the nine months ended September 30, 2002 a net casualty gain of approximately $167,000 was recorded at Plainview Apartments which was the result of two separate fires at the property. A December 2001 fire caused damage to four units of the complex. The gain associated with this fire was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $116,000 of undepreciated property improvements and replacements being written off. Reconstruction has been completed with respect to the damage caused by this fire.

A January 2002 fire caused  damage to an  additional  four units of the complex.
The gain associated with this was the result of the receipt of insurance proceeds of approximately $150,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off. The complete reconstruction is expected to cost approximately $274,000 and is still in process. The Managing General Partner is currently in discussions with the insurance carrier as to additional proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that additional insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain.

In August 2002, another fire occurred at Plainview Apartments which caused damage to an additional eight units. Demolition of the damaged units is anticipated to begin in October 2002 with reconstruction work commencing later. At this time the estimated costs of the reconstruction are not known but it is anticipated that insurance proceeds will cover such costs.

During the nine months ended September 30, 2001 a net casualty gain of approximately $47,000 was recorded at Salem Courthouse Apartments. The casualty gain related to a fire in the maintenance facility. The gain was the result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

The Partnership has discovered roof leaks in two buildings at Plainview Apartments which has led to mold growth and has resulted in approximately 23% of the property's total available units being currently uninhabitable. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. This project is currently in the developmental stage and, accordingly, the Managing General Partner has no estimate as to what the total cost of the reconstruction will be. In addition, the Managing General Partner is in discussions with the insurance carrier as to the extent, if any, the reconstruction may be covered by insurance proceeds. The renovations are anticipated to be completed during 2003.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 2002 and 2001:

                                                 Average Occupancy
                                                  2002       2001
         Salem Courthouse
            Indianapolis, Indiana                 91%         93%

         Plainview Apartments
            Louisville, Kentucky                  69%         81%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments have roof leaks which has led to mold growth and has resulted in approximately 23% of the property's total available units being vacated in order to expedite the reconstruction. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. The Managing General Partner intends to restore these units to a leasable state at which time occupancy is expected to return to historic levels. This project is currently in the developmental stage and, accordingly, the
Managing  General  Partner  has no  estimate  as to  what  the  total  costs  of reconstruction will be. However, the costs will be funded from any available cash flow from property operations and additional advances from affiliates of the Managing General Partner. In addition, the Managing General Partner is in discussions with the insurance carrier as to the extent, if any, the reconstruction may be covered by insurance proceeds. The renovations are anticipated to be completed during 2003.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2002 was approximately $1,436,000 as compared to a net loss of approximately $1,071,000 for the same period in 2001. The Partnership's net loss for the three months ended September 30, 2002 was approximately $340,000 as compared to a net loss of approximately $457,000 for the same period in 2001. The increase in net loss for the nine months ended September 30, 2002 is primarily attributable to a decrease in total revenues slightly offset by a decrease in total expenses. The decrease in net loss for the three months ended September 30, 2002 is primarily due to an increase in total revenues and a decrease in total expenses.

The decrease in total revenues for the nine months ended September 30, 2002 is due to a decrease in both rental and other income. Rental and other income decreased primarily because of decreased occupancy at Plainview Apartments caused by the fires as discussed below and mold problems as discussed above. These decreases were partially offset by the casualty gain at Plainview Apartments as discussed below.

The increase in total revenues for the three months ended September 30, 2002 is due primarily to the casualty gain at Plainview Apartments as discussed below. This gain was slightly offset by decreases in rental and other income due to the decreased occupancy at Plainview Apartments.

The decrease in total expenses for both the three and nine month periods ended September 30, 2002 was due primarily to decreases in operating expenses partially offset by increases in interest and depreciation expenses. The decrease in operating expenses is due to decreases in utility, advertising, property management, and maintenance expenses. The decrease in utility expense is due to a decrease in natural gas costs at Plainview Apartments. Property management fees decreased for both periods due to the decrease in rental revenues at the Partnership's investment properties as discussed above. The decrease in maintenance expense is due to a decrease in minor repairs at Plainview Apartments partially offset by an increase in interior painting, building improvements, and landscaping at Salem Courthouse. Interest expense increased for both periods due to an increase in the balances owed on advances from the Managing General Partner. Depreciation expense increased due to property improvements put into service over the last twelve months which are now being depreciated.

Included in general and administrative expenses at both September 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During the nine months ended September 30, 2002 a net casualty gain of approximately $167,000 was recorded at Plainview Apartments which was the result of two separate fires at the property. A December 2001 fire caused damage to four units of the complex. The gain associated with this fire was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $116,000 of undepreciated property improvements and replacements being written off. Reconstruction has been completed with respect to the damage caused by this fire.

A January 2002 fire caused  damage to an  additional  four units of the complex.
The gain associated with this was the result of the receipt of insurance proceeds of approximately $150,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off. The complete reconstruction is expected to cost approximately $274,000 and is still in process. The Managing General Partner is currently in discussions with the insurance carrier as to additional proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that additional insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain.

In August 2002, another fire occurred at Plainview Apartments which caused damage to an additional eight units. Demolition of the damaged units is anticipated to begin in October 2002 with reconstruciton work commencing later. At this time the estimated costs of the reconstruction are not known but it is anticipated that insurance proceeds will cover such costs.

During the nine months ended September 30, 2001 a net casualty gain of approximately $47,000 was recorded at Salem Courthouse Apartments. The casualty gain related to a fire in the maintenance facility. The gain was the result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $298,000 compared to approximately $195,000 at September 30, 2001. Cash and cash equivalents increased approximately $51,000 from December 31, 2001 due to approximately $785,000 of cash provided by financing activities partially offset by approximately $619,000 and $115,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances to the Partnership by the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to the restricted escrow account maintained by the mortgage lender partially offset by the receipt of insurance proceeds. The Registrant invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for both of the Partnership's properties are detailed below.

Plainview Apartments: The Partnership has budgeted approximately $161,000 for capital improvements during 2002 at Plainview Apartments consisting of floor covering and appliance replacements, air conditioning upgrades, ground lighting and fitness equipment. The Partnership completed approximately $976,000 in budgeted and unbudgeted capital expenditures at Plainview Apartments as of September 30, 2002, consisting primarily of roof replacements, water and sewer upgrades, water heaters, floor covering replacements and structural improvements. Most of these expenditures are attributable to the reconstruction project and casualties mentioned above. These improvements were funded from operating cash flow, insurance proceeds and advances from the Managing General Partner. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership has budgeted approximately $178,000 for capital improvements during 2002 at Salem Courthouse Apartments consisting of floor covering and appliance replacements, air conditioning and heating upgrades and interior decorations. The Partnership completed approximately $139,000 in capital expenditures at Salem Courthouse Apartments as of September 30, 2002, consisting primarily of floor covering replacements and exterior painting. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The first mortgage encumbering Salem Courthouse Apartments of approximately $7,671,000, net of discount, is amortized over 344 months with a balloon payment of approximately $7,513,000 due at its maturity of October 2003. The first mortgage encumbering Plainview Apartments and the second mortgage encumbering Salem Courthouse Apartments of approximately $15,336,000 and $271,000, respectively, require payments of interest only until their maturities in November 2010 and October 2003, respectively, at which time the aforementioned balances are due in full. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during the nine months ended September 30, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the mold clean up costs at Plainview and the amount accrued and payable to the Managing General Partner at September 30, 2002, there can be no assurance that the Registrant will generate sufficient funds from operations after planned capital expenditures to permit distributions to its partners during the remainder of 2002 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at September 30, 2002 was approximately $179,000.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties, Inc.
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate III, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                _______________________
                                Patrick J. Foye
                                Executive Vice President of Davidson Diversified Properties, Inc.,equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate III, L.P.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive  Vice  President  and Chief
                                    Financial Officer of Davidson Diversified
                                    Properties,Inc.,equivalent of the chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.