Form 10KSB
period 2002-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2003-03-31
CIK 773679

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $5,621,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant; therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying   Accumulated    Useful                Federal
Property                   Value    Depreciation     Life     Method     Tax Basis
                              (in thousands)                           (in thousands)

Plainview Apartments      $23,226      $13,260     5-25 yrs    S/L        $ 6,234
Salem Courthouse
  Apartments               14,603        9,296     5-25 yrs    S/L          2,425

                          $37,829      $22,556                            $ 8,659

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
       Property              2002          Rate    Amortized     Date     Maturity (3)
                        (in thousands)                                   (in thousands)
Plainview Apartments
  1st mortgage              $15,336       9.33%       (1)      11/15/10      $15,336

Salem Courthouse
  Apartments
  1st mortgage (2)            7,658       7.83%    28.67 yrs   10/15/03        7,513
  2nd mortgage                  271       7.83%       (1)      10/15/03          271
                             23,265
Less unamortized
  Discount (2)                  (23)

Total                       $23,242                                          $23,120

(1)   Interest only payments.

(2) The discount from the mortgage refinancing of this property is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13% for Salem Courthouse.

(3) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property are as follows:

                                         Average Annual              Average
                                          Rental Rates              Occupancy
                                           (per unit)
Property                                2002        2001         2002       2001
Plainview Apartments                   $7,446      $7,787        66%         79%
Salem Courthouse Apartments             6,833       6,910        90%         92%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors have all contributed to approximately 32% of the property's total available units at December 31, 2002 being vacated in order to expedite reconstruction. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. The Managing General Partner intends to restore these units to a leasable state at which time occupancy is expected to return to historic levels. Based on current redevelopment plans the Managing General Partner anticipates the redevelopment to be complete in July 2003 at a cost of approximately $2,700,000. These costs will be funded from available cash flow from property operations, additional advances from affiliates of the Managing General Partner and insurance proceeds.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2002, no tenant leases 10% or more of the available rental space. Salem Courthouse is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were as follows:

                                                 2002            2002
                                                 Taxes           Rate
                                            (in thousands)
Plainview Apartments                             $ 164           1.08%
Salem Courthouse Apartments                        253           3.51%

Capital Improvements

Plainview Apartments: The Partnership completed approximately $1,463,000 in capital expenditures at Plainview Apartments during the year ended December 31, 2002, arising from redevelopment of the property, which includes capitalization of construction period interest of approximately $245,000, real estate taxes of approximately $48,000 and other construction period expenses of approximately $143,000. Additional capital expenditures included floor coverings, roof replacements, water heaters, heating and air conditioning upgrades, structural improvements and building improvements. These expenditures were funded primarily through loans from affiliates of the Managing General Partner and insurance proceeds. The Partnership is currently evaluating the capital improvement needs for the coming year and currently expects to budget approximately $144,000 for expenditures not related to property redevelopment and approximately $2,700,000 for property redevelopment as mentioned above. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership completed approximately $153,000 in capital expenditures at Salem Courthouse Apartments during the year ended December 31, 2002, consisting primarily of floor covering replacements and exterior painting. These improvements were funded primarily from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $116,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units aggregating $20,240,000. The Partnership currently has 827 holders of record owning an aggregate of 1,011.5 units. Affiliates of the Managing General Partner owned 408.25 units or 40.36% at December 31, 2002. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the redevelopment costs anticipated for 2003 at Plainview Apartments and the amounts accrued and payable to the Managing General Partner at December 31, 2002, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2002 was approximately $137,000.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2002 was approximately $1,153,000 compared to a net loss of approximately $1,542,000 for the year ended December 31, 2001. The decrease in net loss is primarily attributable to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues is primarily attributable to the decrease in rental income caused by lower occupancy at Plainview Apartments, which is caused by a significant number of units being uninhabitable due to the casualties and mold problems discussed below and the subsequent redevelopment of the property. The decrease in total revenues was slightly offset by the casualty gains recognized at Plainview Apartments as discussed below.

The decrease in total expenses is primarily attributable to decreases in operating, general and administrative, property tax and interest expenses. Operating expenses decreased due to decreases in advertising and property expenses, management fees and maintenance expenses. Advertising expense decreased due to reduced advertising efforts at Plainview during redevelopment and more effective tenant retention programs at Salem Courthouse. Property expenses decreased due to a decrease in natural gas expense at Plainview Apartments. Management fees are based on revenues and decreased in correlation with the decrease in total revenues. Maintenance expense decreased primarily due to the reconstruction at Plainview Apartments as many maintenance projects were suspended during the rebuilding phase for those units affected. General and administrative expense decreased due to decreases in reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. Interest and property tax expenses decreased due to the capitalization of interest and property taxes during the construction period at Plainview Apartments.

During the year ended December 31, 2002, the Partnership recorded a casualty gain at Plainview Apartments of approximately $608,000 related to three separate fires and roof leaks which have caused mold to develop in some of the buildings at the property.

A casualty gain of approximately $129,000 was recorded related to a fire, occurring in December 2001, which caused damage to four units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $115,000 of undepreciated property improvements and replacements being written off. Reconstruction has been completed with respect to the damage caused by this fire.

A casualty gain of approximately $121,000 was recorded related to a fire, occurring in January 2002, which caused damage to eight units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $232,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off. The property's mortgage lender is holding approximately $109,000 of the insurance proceeds to be dispersed as the reconstruction is completed.

A casualty gain of approximately $211,000 was recorded related to a fire, occurring in August 2002, which caused damage to ten units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $316,000 offset by approximately $105,000 of undepreciated property improvements and replacements being written off. The property's mortgage lender is holding approximately $266,000 of the insurance proceeds to be dispersed as reconstruction is complete. The Managing General Partner is currently in discussions with the insurance carrier as to additional proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that additional insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain.

A casualty gain of approximately $147,000 was recorded related to mold discovered in October 2001 that has rendered approximately 59 units uninhabitable. The gain was the result of the receipt of insurance proceeds of approximately $281,000 offset by approximately $134,000 of undepreciated property improvements and replacements being written off. The insurance proceeds are being held by the property's mortgage holder to be dispersed as the reconstruction is completed. Reconstruction of these units is ongoing and is part of the major redevelopment project at Plainview.

During the year ended December 30, 2001 a net casualty gain of approximately $47,000 was recorded at Plainview Apartments. The casualty gain related to a fire in the maintenance facility. The gain was the result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

Included in general and administrative expenses at both December 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

During the year ended December 31, 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. In addition to the mold problems and the fires, as mentioned above, the property needed to be updated. Many new properties have been built and significantly increased the competition in Plainview's market area, and the older property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project has been started and is expected to be completed in July 2003. During the construction period certain expenses are being capitalized and depreciated over the remaining life of the property. As of December 31, 2002 approximately $245,000 of interest, approximately $48,000 of real estate taxes and approximately $143,000 of operating costs have been capitalized.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $311,000 compared to approximately $247,000 at December 31, 2001, an increase of approximately $64,000. The increase is due to approximately $1,109,000 of cash provided by financing activities and approximately $180,000 of cash provided by operating activities partially offset by approximately $1,225,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows maintained by the mortgage lenders, partially offset by the receipt of insurance proceeds related to the casualties at Plainview Apartments. Cash provided by financing activities consisted of advances from an affiliate partially offset by principal payments made on the first mortgage encumbering Salem Courthouse Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $116,000 at Salem Courthouse and $2,844,000 at Plainview Apartments which includes the anticipated costs to complete the redevelopment project currently in process. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $23,242,000, net of discount, requires balloon payments of approximately $7,784,000 due on October 15, 2003 related to Salem Courthouse and approximately $15,336,000 due on November 15, 2010 related to Plainview Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Managing General Partner anticipates refinancing the mortgage encumbering Salem Courthouse during 2003.

There were no distributions to the partners for the years ended December 31, 2002 and 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the redevelopment costs anticipated for 2003 at Plainview Apartments and the amounts accrued and payable to the Managing General Partner at December 31, 2002, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2002 was approximately $137,000.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies

A summary of the Partnership's significant accounting policies is included in "Note A - Notes to Consolidated Financial Statements". Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 311
   Receivables and deposits                                                      110
   Restricted escrows                                                            793
   Other assets                                                                  194
   Investment properties (Notes B and E):
      Land                                                    $ 2,821
      Buildings and related personal property                   35,008
                                                                37,829
      Less accumulated depreciation                            (22,556)       15,273
                                                                            $ 16,681

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 125
   Tenant security deposit liabilities                                            71
   Accrued property taxes                                                        261
   Other liabilities                                                             255
   Due to affiliate (Note D)                                                   2,130
   Mortgage notes payable (Note B)                                            23,242

Partners' Deficit
   General partners                                            $ (188)
   Limited partners (1,011.5 units issued and
      Outstanding)                                              (9,215)       (9,403)
                                                                            $ 16,681

                See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                           Years Ended December 31,
                                                             2002           2001
Revenues:
  Rental income                                             $ 4,479       $ 5,130
  Other income                                                   534           587
  Casualty gain (Note F)                                         608            47
      Total revenues                                           5,621         5,764

Expenses:
  Operating                                                    2,427         2,725
  General and administrative                                     207           270
  Depreciation                                                 1,760         1,729
  Interest                                                     1,973         2,150
  Property taxes                                                 407           432
      Total expenses                                           6,774         7,306

Net loss (Note C)                                          $ (1,153)      $ (1,542)

Net loss allocated to general partners (2%)                  $ (23)        $ (31)
Net loss allocated to limited partners (98%)                  (1,130)       (1,511)
                                                           $ (1,153)      $ (1,542)

Net loss per limited partnership unit                     $(1,117.15)    $(1,493.82)


                See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           1,013.0        $ 1       $20,240    $20,241

Partners' deficit at
  December 31, 2000                      1,011.5       $ (134)    $(6,574)   $(6,708)

Net loss for the year ended
  December 31, 2001                           --          (31)     (1,511)    (1,542)

Partners' deficit at
  December 31, 2001                      1,011.5         (165)     (8,085)    (8,250)

Net loss for the year ended
  December 31, 2002                           --          (23)     (1,130)    (1,153)

Partners' deficit at
  December 31, 2002                      1,011.5       $ (188)    $(9,215)   $(9,403)


                See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Years Ended
                                                                      December 31,
                                                                       2002      2001
Cash flows from operating activities:
  Net loss                                                        $(1,153)     $(1,542)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,760        1,729
     Amortization of mortgage discount and loan costs                  69           68
     Casualty gain                                                   (608)         (47)
     Change in accounts:
      Receivables and deposits                                         12           17
      Other assets                                                     (5)          (3)
      Accounts payable                                               (128)         116
      Tenant security deposit liabilities                              (1)         (41)
      Accrued property taxes                                           35          (10)
      Other liabilities                                               (43)         102
      Due to affiliate                                                242          147
         Net cash provided by operating activities                    180          536

Cash flows used in investing activities:
  Property improvements and replacements                           (1,660)      (1,009)
  Net deposits to restricted escrows                                 (638)         (76)
  Insurance proceeds received                                       1,073           68
         Net cash used in investing activities                     (1,225)      (1,017)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (161)        (149)
  Advances from affiliate                                           1,270          486
  Payments on advances from affiliate                                  --          (68)
         Net cash provided by financing activities                  1,109          269

Net increase (decrease) in cash and cash equivalents                   64         (212)
Cash and cash equivalents at beginning of year                        247          459
Cash and cash equivalents at end of year                           $ 311        $ 247

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,082      $ 2,075

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                          $ 12        $ 56

                See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $274,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Restricted Escrows

A general operating reserve account of approximately $114,000 was established with the refinancing proceeds for Salem Courthouse. These funds were established to fund necessary repairs and replacements of investment property, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at December 31, 2002 was approximately $137,000. The remaining $656,000 represents funds held by the mortgage holder of Plainview Apartments and is comprised of insurance money received for the casualties at Plainview Apartments. Such funds will be released by the mortgage holder upon their inspection of the completed repairs.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for the impairment of value were necessary in the years ended December 31, 2002 or 2001.

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

Loan Costs

Loan costs of approximately $559,000, less accumulated amortization of approximately $417,000, are included in other assets and are being amortized by the straight-line method over the life of the related loans. Amortization expense for 2002 and 2001 of approximately $49,000 and $48,000, respectively, is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $43,000 in 2003 and approximately $14,000 for each of the years 2004 through 2007.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow periods or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $26,466,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $61,000 and $99,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have any effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have any effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest  Maturity       Due At
       Property             2002       Interest      Rate      Date        Maturity
                             (in thousands)                             (in thousands)

Plainview Apartments       $15,336     $ 119 (1)    9.33%    11/15/10      $15,336
Salem Courthouse
  Apartments
  1st mortgage               7,658        64        7.83%    10/15/03        7,513
  2nd mortgage                 271         2 (1)    7.83%    10/15/03          271
                            23,265
Less unamortized
  discount                     (23)

Totals                     $23,242     $ 185                               $23,120

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                   Years Ended December 31,
                             2003                $ 7,929
                             2004                     --
                             2005                     --
                             2006                     --
                             2007                     --
                          Thereafter              15,336

                                                 $23,265

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                              2002          2001
   Net loss as reported                     $ (1,153)     $ (1,542)
   Add (deduct)
     Depreciation difference                      67           (301)
     Unearned income                             (39)            71
     Casualty                                  (608)             --
     Other                                       221           (103)
   Federal taxable loss                     $ (1,512)     $  (1,875)

   Federal taxable loss per limited
     partnership unit                       $ (22.21)    $(1,568.40)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported                               $(9,403)
Land and buildings                                         (1,308)
Accumulated depreciation                                   (7,922)
Syndication                                                 1,621
Distribution fees                                           1,051
Other                                                        (625)
Net liabilities - Federal tax basis                      $(13,970)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2002 and 2001.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $245,000 and $311,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $164,000 and $389,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $192,000 for the years ended December 31, 2002 and 2001, respectively. Such costs are included in general and administrative expense and investment properties. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties. At December 31, 2002, approximately $327,000 of reimbursements for services were accrued by the Partnership and are included in due to an affiliate on the accompanying consolidated balance sheet.

During the years ended December 31, 2002 and 2001, an affiliate of the Managing General Partner advanced the Partnership approximately $1,270,000 and $486,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. At December 31, 2002, the balance of the advances was approximately $1,803,000, including accrued interest of approximately $77,000, which is included in due to affiliate on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense of approximately $69,000 and $11,000 was recognized during the years ended December 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $71,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.


Note E - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)


                                                       Buildings        Net Cost
                                                      and Related      Capitalized
                                                       Personal       Subsequent to
       Description          Encumbrances     Land      Property        Acquisition
                           (in thousands)                            (in thousands)

Plainview Apartments          $15,336       $ 2,047     $16,584          $ 4,595
Salem Courthouse
  Apartments                    7,929           774      11,198            2,631

Totals                        $23,265       $ 2,821     $27,782          $ 7,226


                           Gross Amount At Which Carried
                               At December 31, 2002
                                  (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total  Depreciation Construction  Acquired     Life

Plainview                                                  Phase I 1973    05/86
  Apartments      $ 2,047   $21,179   $23,226   $13,260    Phase II 1978   05/86    5-25 yrs

Salem Courthouse
  Apartments          774    13,829    14,603     9,296        1978        11/85    5-25 yrs

     Totals       $ 2,821   $35,008   $37,829   $22,556

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                  2002         2001

Investment Properties
Balance at beginning of year                    $37,248       $36,475
  Property improvements and replacements          1,616           825
  Disposal of property                           (1,035)          (52)
Balance at end of year                          $37,829       $37,248

Accumulated Depreciation
Balance at beginning of year                    $21,366       $19,668
  Additions charged to expense                    1,760         1,729
  Disposal of property                             (570)          (31)
Balance at end of year                          $22,556       $21,366

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $39,137,000 and $37,656,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $30,478,000 and $28,785,000, respectively.

Note F - Casualty Gain

During the year ended December 31, 2002, the Partnership recorded a casualty gain at Plainview Apartments of approximately $608,000 related to three separate fires and roof leaks which have caused mold to develop in some of the buildings at the property.

A casualty gain of approximately $129,000 was recorded related to a fire, occurring in December 2001, which caused damage to four units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $115,000 of undepreciated property improvements and replacements being written off. Reconstruction has been completed with respect to the damage caused by this fire.

A casualty gain of approximately $121,000 was recorded related to a fire, occurring in January 2002, which caused damage to eight units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $232,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off. The property's mortgage lender is holding approximately $109,000 of the insurance proceeds to be dispersed as the reconstruction is completed.

A casualty gain of approximately $211,000 was recorded related to a fire, occurring in August 2002, which caused damage to ten units of the complex. The gain was the result of the receipt of insurance proceeds of approximately $316,000 offset by approximately $105,000 of undepreciated property improvements and replacements being written off. The property's mortgage lender is holding approximately $266,000 of the insurance proceeds to be dispersed as reconstruction is complete. The Managing General Partner is currently in discussions with the insurance carrier as to additional proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that additional insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain.

A casualty gain of approximately $147,000 was recorded related to mold discovered in October 2001 that has rendered approximately 59 units uninhabitable. The gain was the result of the receipt of insurance proceeds of approximately $281,000 offset by approximately $134,000 of undepreciated property improvements and replacements being written off. The insurance proceeds are being held by the property's mortgage holder to be dispersed as the reconstruction is completed. Reconstruction of these units is ongoing and is part of the major redevelopment project at Plainview.

During the year ended December 30, 2001 a net casualty gain of approximately $47,000 was recorded at Plainview Apartments. The casualty gain related to a fire in the maintenance facility. The gain was the result of the receipt of insurance proceeds of approximately $68,000 offset by approximately $21,000 of undepreciated property improvements and replacements being written off.

Note G - Plainview Apartments Redevelopment

During 2002, the Managing General Partner placed Plainview Apartments in redevelopment due to the significant number of apartment units that are not available for rent. The Managing General Partner intends to restore these units to a leasable state at which time occupancy is expected to return to historical levels. In connection with the redevelopment project, the Partnership has capitalized approximately $143,000 of construction period operating costs, approximately $245,000 of interest and approximately $48,000 of real estate taxes associated with the redevelopment project. Approximately $49,000, $79,000 and $132,000 of such costs is related to the first, second and third quarter of 2002, respectively.


                          First       Second        Third        Fourth
                         Quarter     Quarter       Quarter      Quarter       Total
Interest                   $24          $42          $73          $106        $245
Operating expenses          21           28           44            50         143
Real estate taxes            4            9           15            20          48

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $33,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

No director or officer of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2002, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                              Number of Units          Percentage

Insignia Properties, LP                  33.25                  3.29%
  (an affiliate of AIMCO)

AIMCO Properties, LP                    375.00                 37.07%
  (an affiliate of AIMCO)

Insignia Properties, LP is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2002 and 2001.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $245,000 and $311,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $164,000 and $389,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $192,000 for the years ended December 31, 2002 and 2001, respectively. Such costs are included in general and administrative expense and investment properties. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties. At December 31, 2002, approximately $327,000 of reimbursements for services were accrued by the Partnership and are included in due to an affiliate on the accompanying consolidated balance sheet.

During the years ended December 31, 2002 and 2001, an affiliate of the Managing General Partner advanced the Partnership approximately $1,270,000 and $486,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. At December 31, 2002, the balance of the advances was approximately $1,803,000, including accrued interest of approximately $77,000, which is included in due to affiliate on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense of approximately $69,000 and $11,000 was recognized during the years ended December 31, 2002 and 2001, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $71,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K:

            None filed during the quarter ended December 31, 2002.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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


                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/Patrick J. Foye      Executive Vice President            Date: March 31, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President               Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Diversified Real Estate III, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive   Vice   President  of  Davidson
                                    Diversified Properties,  Inc.,  equivalent
                                    of the chief executive officer of the
                                    Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Davidson Diversified Real Estate III, L.P.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

          99C Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99 C


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.