Form 10QSB
period 2003-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2003-05-15
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-15676


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
               (Exact name of registrant as specified in its charter)



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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  419
   Receivables and deposits                                                      146
   Restricted escrows                                                            871
   Other assets                                                                  162
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   35,601
                                                                          38,422
      Less accumulated depreciation                            (22,973)       15,449
                                                                            $ 17,047

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 170
   Tenant security deposit liabilities                                            92
   Accrued property taxes                                                        398
   Other liabilities                                                             290
   Due to affiliates                                                           2,752
   Mortgage notes payable                                                     23,204

Partners' Deficit
   General partners                                            $ (197)
   Limited partners (1,011.5 units issued and
      outstanding)                                              (9,662)       (9,859)
                                                                            $ 17,047

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2003           2002
Revenues:                                                                 (Restated)
   Rental income                                              $ 950         $ 1,144
   Other income                                                   134           145
   Casualty gain                                                   62            --
      Total revenues                                            1,146         1,289

Expenses:
   Operating                                                      571           724
   General and administrative                                      58            61
   Depreciation                                                   417           441
   Interest                                                       439           518
   Property taxes                                                 117           110
      Total expenses                                            1,602         1,854

Net loss                                                      $ (456)       $ (565)

Net loss allocated to general partners (2%)                    $ (9)         $ (11)
Net loss allocated to limited partners (98%)                     (447)         (554)

                                                              $ (456)       $ (565)

Net loss per limited partnership unit                        $(441.92)     $(547.70)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         1,013.0         $ 1        $20,240    $20,241

Partners' deficit at
   December 31, 2002                   1,011.5        $ (188)     $(9,215)   $(9,403)

Net loss for the three months
   ended March 31, 2003                     --            (9)        (447)      (456)

Partners' deficit at
   March 31, 2003                      1,011.5        $ (197)     $(9,662)   $(9,859)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                      2003      2002
                                                                             (Restated)
Cash flows from operating activities:
  Net loss                                                         $ (456)     $ (565)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                     417          441
     Amortization of mortgage discounts and loan costs                 17           15
     Casualty gain                                                    (62)          --
     Change in accounts:
      Receivables and deposits                                        (36)         (69)
      Other assets                                                     20         (122)
      Accounts payable                                                 --           55
      Tenant security deposit liabilities                              21            3
      Accrued property taxes                                          137          114
      Other liabilities                                                35          115
      Due to affiliates                                                77           55
         Net cash provided by operating activities                    170           42

Cash flows from investing activities:
  Property improvements and replacements                             (548)        (229)
  Net (deposits to) withdrawals from restricted escrows               (78)          46
  Insurance proceeds received                                          62           --
         Net cash used in investing activities                       (564)        (183)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (43)         (39)
  Advances from affiliate                                             545          332
         Net cash provided by financing activities                    502          293

Net increase in cash and cash equivalents                             108          152
Cash and cash equivalents at beginning of period                      311          247

Cash and cash equivalents at end of period                         $ 419        $ 399

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 513        $ 516

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 57        $ 76

At December 31, 2002 and 2001, approximately $12,000 and $56,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $54,000 and $66,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner is entitled to reimbursement of accountable administrative expenses amounting to approximately $82,000 and $46,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in the reimbursement of accountable administrative expenses for the three months ended March 31, 2003 and 2002 are construction oversight costs of approximately $38,000 and $2,000, respectively. The construction management service fees are based on a percentage of current year additions to the investment properties. At March 31, 2003, approximately $377,000 of reimbursements for services and related accrued interest was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the three months ended March 31, 2003, the Managing General Partner advanced the Partnership approximately $545,000 to cover operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At March 31, 2003, the balance of the advances, including accrued interest, was approximately $2,375,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $27,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively.

During 2002 the Partnership insured both of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 the Partnership is insuring Salem Courthouse under this method and the Managing General Partner has obtained insurance coverage for Plainview Apartments from a third party. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO will be approximately $36,000 and $111,000, respectively.

Note C - Plainview Apartments Redevelopment

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the older property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project has been started and is expected to be completed in July 2003. A significant number of units have been unrentable during the ongoing redevelopment project. The Managing General Partner intends to restore these units to a leasable state at which time occupancy is expected to return to historical levels.

During the construction period certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2003, approximately $129,000 of interest, approximately $21,000 of real estate taxes and approximately $65,000 of operating costs were capitalized. Costs capitalized in the fourth quarter of 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. Accordingly, the accompanying statement of operations for the three months ended March 31, 2002 has been restated to reflect the capitalization of approximately $24,000 of interest, approximately $4,000 of real estate taxes and approximately $21,000 of operating costs.

Note D - Casualty Gain

During the fourth quarter of 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire, occurring in August 2002, which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by approximately $105,000 of undepreciated property improvements and replacements being written off. During the first quarter of 2003, additional insurance proceeds of approximately $62,000 were received and recognized as a casualty gain. As of March 31, 2003, the property's mortgage lender is holding approximately $328,000 of the insurance proceeds to be dispersed as reconstruction is complete. Additional insurance proceeds of approximately $58,000 were received subsequent to March 31, 2003 and will be recognized as additional gain during the second quarter of 2003. The Managing General Partner is currently in discussions with the insurance carrier as to further proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that further insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 2003 and 2002:

                                                 Average Occupancy
                                                  2003       2002
         Salem Courthouse
            Indianapolis, Indiana                 92%         89%

         Plainview Apartments
            Louisville, Kentucky                  53%         70%

The occupancy at Salem Courthouse increased due to increased concessions offered at the property in an effort to boost occupancy by the property's management team.

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors have all contributed to approximately 32% of the property's total available units at March 31, 2003 being vacated in order to expedite reconstruction. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. The Managing General Partner intends to restore these units to a leasable state at which time occupancy is expected to return to historic levels. Based on current redevelopment plans the Managing General Partner anticipates the redevelopment to be complete in July 2003 at a cost of approximately $4,200,000. These costs will be funded from available cash flow from property operations, additional advances from affiliates of the Managing General Partner and insurance proceeds.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $456,000 as compared to a net loss of approximately $565,000 for the same period in 2002. The decrease in net loss for the three months ended March 31, 2003 is primarily attributable to a decrease in total expenses partially offset by a decrease in total revenues.

The decrease in total revenues for the three months ended March 31, 2003 is due to a decrease in rental income caused primarily by the 17% decrease in average occupancy at Plainview Apartments as discussed above partially offset by the recognition of a casualty gain during 2002.

During the fourth quarter of 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire, occurring in August 2002, which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by approximately $105,000 of undepreciated property improvements and replacements being written off. During the first quarter of 2003, additional insurance proceeds of approximately $62,000 were received and recognized as a casualty gain. As of March 31, 2003, the property's mortgage lender is holding approximately $328,000 of the insurance proceeds to be dispersed as reconstruction is complete. Additional insurance proceeds of approximately $58,000 were received subsequent to March 31, 2003 and will be recognized as additional gain during the second quarter of 2003. The Managing General Partner is currently in discussions with the insurance carrier as to further proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that further insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain.

The decrease in total expenses was primarily due to decreases in operating, depreciation and interest expenses partially offset by an increase in property tax expense. Operating expense decreased due to decreases in property, management and maintenance expenses. The decrease in property expense is primarily attributable to a decrease in water costs at Plainview Apartments due to several leaks in the plumbing system contributing to higher costs during the three months ended March 31, 2002. Management fees are based on rental revenues and decreased in correlation with the decrease in rental revenues discussed above. The decrease in maintenance and interest expenses was primarily due to an increase in the capitalization of certain construction period operating costs and interest in connection with the rehabilitation project at Plainview Apartments as discussed below. Depreciation expense decreased as a result of the write-off of the damaged units in 2002. When the redevelopment of such units is completed they will then begin being depreciated. Property tax expense increased slightly as the reduction in expense due to the capitalization of costs associated with Plainview Apartments, discussed below, was more than offset by an increase in property tax expense for Salem Courthouse, which is located in Indiana. During 2003, Indiana is adjusting its methodology for assessing property taxable values and tax rates, which is expected to result in a significant increase in property tax expense.

General and administrative expense remained relatively constant over the comparable periods. Included in general and administrative expenses at both March 31, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the older property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project has been started and is expected to be completed in July 2003. A significant number of units have been unrentable during the ongoing redevelopment project. The Managing General Partner intends to restore these units to a leasable state at which time occupancy is expected to return to historical levels.

During the construction period certain expenses are being capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2003, approximately $129,000 of interest, approximately $21,000 of real estate taxes and approximately $65,000 of operating costs were capitalized. Costs capitalized in the fourth quarter of 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. Accordingly, the accompanying statement of operations for the three months ended March 31, 2002 has been restated to reflect the capitalization of approximately $24,000 of interest, approximately $4,000 of real estate taxes and approximately $21,000 of operating costs.

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

Liquidity and Capital Resources

At March 31, 2003, the Registrant had cash and cash equivalents of approximately $419,000 compared to approximately $399,000 at March 31, 2002. Cash and cash equivalents increased approximately $108,000 from December 31, 2002 due to approximately $170,000 and $502,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $564,000 of cash used in investing activities. Cash provided by financing activities consisted of advances to the Partnership by the Managing General Partner partially offset by principal payments on the first mortgage encumbering Salem Courthouse Apartments. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to the restricted escrow account maintained by the mortgage lender partially offset by the receipt of additional insurance proceeds related to the August 2002 fire at Plainview Apartments. The Registrant invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $506,000 in capital expenditures at
Plainview Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $129,000, real estate taxes of approximately $21,000 and other construction period expenses of approximately $65,000. The Partnership also completed additional capital expenditures of approximately $42,000 consisting of floor covering replacements, water heaters and plumbing fixtures. These expenditures were funded primarily through loans from affiliates of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete approximately $3,000,000 for additional property redevelopment as mentioned above, exclusive of capitalized construction period costs, and expects to complete an additional $121,000 in capital improvements not related to property redevelopment consisting primarily of floor covering replacements, plumbing, appliances and HVAC work.

Salem Courthouse Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $45,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $156,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, parking lot upgrades and interior building improvements. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures, exclusive of expenditures associated with the redevelopment project ongoing at Plainview Apartments, will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $23,204,000, net of discount, requires balloon payments of approximately $7,784,000 due on October 15, 2003 related to Salem Courthouse and approximately $15,336,000 due on November 15, 2010 related to Plainview Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Managing General Partner anticipates refinancing the mortgage encumbering Salem Courthouse prior to its maturity in October 2003.

There were no distributions to the partners during the three months ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the redevelopment costs anticipated for 2003 at Plainview Apartments and the amounts accrued and payable to the Managing General Partner at March 31, 2003, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at March 31, 2003 was approximately $153,000.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.