Form 10QSB
period 2003-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2003-08-13
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                  June 30, 2003


Assets
   Cash and cash equivalents                                                 $   550
   Receivables and deposits                                                      223
   Restricted escrows                                                            223
   Other assets                                                                  253
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   37,658
                                                                40,479
      Less accumulated depreciation                            (23,410)       17,069
                                                                            $ 18,318

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 804
   Tenant security deposit liabilities                                           115
   Accrued property taxes                                                        536
   Other liabilities                                                             330
   Due to affiliates                                                           3,807
   Mortgage notes payable                                                     23,166

Partners' Deficit
   General partners                                            $ (209)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (10,231)      (10,440)
                                                                            $ 18,318

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                        2003          2002           2003          2002
                                                   (Restated)                   (Restated)
Revenues:
  Rental income                         $ 984        $ 1,181       $ 1,934        $ 2,325
  Other income                             154           141            288            286
  Casualty gain (Note D)                    --            --             62             --
      Total revenues                     1,138         1,322          2,284          2,611

Expenses:
  Operating                                596           603          1,167          1,327
  General and administrative                45            55            103            116
  Depreciation                             437           449            854            890
  Interest                                 525           517            964          1,035
  Property taxes                           116           101            233            211
      Total expenses                     1,719         1,725          3,321          3,579

Net loss                               $ (581)       $ (403)       $ (1,037)      $ (968)

Net loss allocated to general
  partners (2%)                         $ (12)        $ (8)         $ (21)         $ (19)
Net loss allocated to limited
  partners (98%)                          (569)         (395)        (1,016)          (949)

                                       $ (581)       $ (403)       $ (1,037)      $ (968)

Net loss per limited partnership
  unit                                $(562.53)     $(390.51)     $(1,004.45)    $ (938.21)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2002                   1,011.5        $ (188)    $ (9,215)    $ (9,403)

Net loss for the six months
   ended June 30, 2003                      --           (21)      (1,016)      (1,037)

Partners' deficit at
   June 30, 2003                       1,011.5        $ (209)    $(10,231)    $(10,440)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2003         2002
Cash flows from operating activities:                                         (Restated)
  Net loss                                                         $(1,037)     $ (968)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                      854          890
     Amortization of mortgage discounts and loan costs                  34           28
     Bad debt expense                                                  125          128
     Casualty gain                                                     (62)          --
     Change in accounts:
      Receivables and deposits                                        (238)        (228)
      Other assets                                                     (83)         (82)
      Accounts payable                                                  51         (216)
      Tenant security deposit liabilities                               44            7
      Accrued property taxes                                           275           96
      Other liabilities                                                 75          (32)
      Due to affiliate                                                 167          131
         Net cash provided by (used in) operating activities           205         (246)

Cash flows from investing activities:
  Insurance proceeds received                                           62          332
  Property improvements and replacements                            (2,022)        (466)
  Net withdrawals from (deposits to) restricted escrows                570         (302)
         Net cash used in investing activities                      (1,390)        (436)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (86)         (79)
  Advances from affiliates                                           1,510          905
         Net cash provided by financing activities                   1,424          826

Net increase in cash and cash equivalents                              239          144
Cash and cash equivalents at beginning of period                       311          247

Cash and cash equivalents at end of period                          $ 550        $ 391

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,024       $ 969

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                          $ 640        $ 158

At December 31, 2002 and 2001, approximately $12,000 and $56,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $109,000 and $133,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner is entitled to reimbursement of accountable administrative expenses amounting to approximately $169,000 and $90,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in the reimbursement of accountable administrative expenses for the six months ended June 30, 2003 and 2002 are construction oversight costs of approximately $95,000 and $2,000, respectively. The construction management service fees are based on a percentage of current year additions to the investment properties. At June 30, 2003, approximately $429,000 of reimbursements for services and related accrued interest was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the six months ended June 30, 2003 and 2002, the Managing General Partner advanced the Partnership approximately $1,510,000 and $905,000, respectively, to cover operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At June 30, 2003, the balance of the advances, including accrued interest, was approximately $3,378,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $64,000 and $30,000 for the six months ended June 30, 2003 and 2002, respectively. Subsequent to June 30, 2003, the Managing General Partner has approved and funded additional advances to Plainview Apartments of approximately $1,101,000.

During 2002 the Partnership insured both of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 the Partnership is insuring Salem Courthouse under this method and the Managing General Partner has obtained insurance coverage for Plainview Apartments from a third party. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Plainview Apartments Redevelopment

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the older property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project has been undertaken at the property. A significant number of units have been unrentable during the ongoing redevelopment project. As of June 30, 2003, a majority of the units have been restored to a leasable state with work on the remaining units expected to be completed during the third quarter of 2003. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during the second half of 2003.

During the construction period certain expenses are being capitalized and depreciated over the estimated useful life of the property. During the three and six month periods ended June 30, 2003 and 2002, the following amounts have been capitalized (in thousands):

2003
                              First                Second
                             Quarter               Quarter               Total
Interest                      $ 129                 $  79                $ 208
Operating expenses               65                    37                  102
Real estate taxes                21                    13                   34
                              $ 215                 $ 129                $ 344

2002
                              First                Second
                             Quarter               Quarter               Total
Interest                       $ 24                 $ 42                  $ 66
Operating expenses               21                   28                    49
Real estate taxes                 4                    9                    13
                               $ 49                 $ 79                 $ 128

Costs capitalized in the fourth quarter of 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. Accordingly, the accompanying statement of operations for the three and six months ended June 30, 2002 have been restated to reflect the capitalization of the costs noted above.

Note D - Casualty Gain

During the fourth quarter of 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2003, additional insurance proceeds of approximately $62,000 were received and recognized as a casualty gain. As of June 30, 2003, the property's mortgage lender is holding approximately $103,000 of the insurance proceeds to be dispersed as reconstruction is completed. The Managing General Partner is currently in discussions with the insurance carrier as to further proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that further insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain, however the amount cannot be estimated at this time.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 2003 and 2002:

                                                 Average Occupancy
                                                  2003       2002
         Salem Courthouse
            Indianapolis, Indiana                 92%         91%

         Plainview Apartments
            Louisville, Kentucky                  56%         71%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors have all contributed to approximately 32% of the property's total available units being vacated during the six months ended June 30, 2003 in order to expedite reconstruction. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. As of June 30, 2003, a majority of the units have been restored to a leasable state with work on the remaining units expected to be completed during the third quarter of 2003. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during the second half of 2003. The Managing General Partner anticipates the total cost of the redevelopment project to be approximately $4,200,000 of which approximately $3,000,000 has been expended as of June 30, 2003. These costs will be funded from available cash flow from property operations, additional advances from affiliates of the Managing General Partner and insurance proceeds.

Results of Operations

The Partnership recognized a net loss for the six months ended June 30, 2003 of approximately $1,037,000 compared to a net loss of approximately $968,000 for the same period in 2002. The Partnership's net loss for the three month period ended June 30, 2003 was approximately $581,000 compared with a loss of approximately $403,000 for the three months ended June 30, 2002. The increase in net loss for both the three and six month periods ended June 30, 2003 is attributable to a decrease in total revenues partially offset by a decrease in total expenses.

The decrease in total revenues for the three and six month periods ended June 30, 2003 is due to a decrease in rental income caused primarily by the 15% decrease in average occupancy at Plainview Apartments as discussed above. For the six months ended June 30, 2003, the decrease in total revenues was partially offset by the recognition of a casualty gain during the first quarter of 2003.

During the fourth quarter of 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2003, additional insurance proceeds of approximately $62,000 were received and recognized as a casualty gain. As of June 30, 2003, the property's mortgage lender is holding approximately $103,000 of the insurance proceeds to be dispersed as reconstruction is completed. The Managing General Partner is currently in discussions with the insurance carrier as to further proceeds to be received to cover the remaining cost of the reconstruction. The Partnership anticipates that further insurance proceeds will be received related to this casualty and when received will result in the recognition of an additional gain, however the amount cannot be estimated at this time.

The decrease in total expenses for the six months ended June 30, 2003 is due to decreases in operating, general and administrative, depreciation and interest expenses partially offset by an increase in property tax expense. Operating expense decreased due to decreases in property, management fees and maintenance expenses. The decrease in property expense is primarily attributable to a decrease in water costs at Plainview Apartments due to several leaks in the plumbing system contributing to higher costs during the six months ended June 30, 2002. Management fees are based on rental revenues and decreased in correlation with the decrease in rental revenues discussed above. The decrease in maintenance and interest expenses was primarily due to an increase in the capitalization of certain construction period operating costs and interest in connection with the rehabilitation project at Plainview Apartments as discussed below. Depreciation expense decreased as a result of the write-off of the damaged units at Plainview Apartments in 2002. General and administrative expense decreased due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner. Property tax expense increased slightly as the reduction in expense due to the capitalization of costs associated with Plainview Apartments, discussed below, was more than offset by an increase in property tax expense for Salem Courthouse Apartments, which is located in Indiana. During 2003, Indiana has adjusted its methodology for assessing taxable values and tax rates, which resulted in a significant increase in property tax expense. The decrease in expenses for the three months ended June 30, 2003 is due to decreases in operating, general and administrative and depreciation expenses partially offset by an increase in property tax expense as discussed above.

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the older property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project has been undertaken at the property. A significant number of units have been unrentable during the ongoing redevelopment project. As of June 30, 2003, a majority of the units have been restored to a leasable state with work on the remaining units expected to be completed during the third quarter of 2003. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during the second half of 2003.

During the construction period certain expenses are being capitalized and depreciated over the remaining life of the property. During the three and six month periods ended June 30, 2003 and 2002, the following amounts have been capitalized (in thousands):

2003
                              First                Second
                             Quarter               Quarter               Total
Interest                      $ 129                 $  79                $ 208
Operating expenses               65                    37                  102
Real estate taxes                21                    13                   34
                              $ 215                 $ 129                $ 344

2002
                              First                Second
                             Quarter               Quarter               Total
Interest                       $ 24                 $  42                 $ 66
Operating expenses               21                    28                   49
Real estate taxes                 4                     9                   13
                               $ 49                 $  79                $ 128

Costs capitalized in the fourth quarter of 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. Accordingly, the accompanying statement of operations for the three and six months ended June 30, 2002 have been restated to reflect the capitalization of the costs noted above.

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

Liquidity and Capital Resources

At June 30, 2003, the Registrant had cash and cash equivalents of approximately $550,000 compared to approximately $391,000 at June 30, 2002. Cash and cash equivalents increased approximately $239,000 from December 31, 2002 due to approximately $1,424,000 and $205,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,390,000 of cash used in investing activities. Cash provided by financing activities consisted of advances to the Partnership by the Managing General Partner partially offset by principal payments on the first mortgage encumbering Salem Courthouse Apartments. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from the restricted escrow account maintained by the mortgage lender and by the receipt of additional insurance proceeds related to the August 2002 fire at Plainview Apartments. The Registrant invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $2,443,000 in capital expenditures at Plainview Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $208,000, real estate taxes of approximately $34,000 and other construction period expenses of approximately $102,000. The Partnership also completed additional capital expenditures of approximately $108,000 consisting of floor covering, air conditioning unit, water heater and plumbing fixture replacements. These expenditures were funded primarily through loans from affiliates of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete approximately $1,200,000 for additional property redevelopment as mentioned above, exclusive of capitalized construction period costs, and expects to complete an additional $55,000 in capital improvements not related to property redevelopment consisting primarily of floor covering replacements, plumbing, appliances and HVAC work.

Salem Courthouse Apartments: During the six months ended June 30, 2003, the Partnership completed approximately $99,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, parking lot upgrades and interior building improvements. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $23,166,000, net of discount, requires balloon payments of approximately $7,784,000 due on October 15, 2003 related to Salem Courthouse and approximately $15,336,000 due on November 15, 2010 related to Plainview Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Managing General Partner anticipates refinancing the mortgage encumbering Salem Courthouse prior to its maturity in October 2003.

There were no distributions to the partners during the six months ended June 30, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the redevelopment costs anticipated for 2003 at Plainview Apartments and the amounts accrued and payable to the Managing General Partner at June 30, 2003, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at June 30, 2003 was approximately $120,000.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

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

                    31.1 Certification of equivalent of Chief Executive  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification of equivalent of Chief Financial  Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.1 Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate III, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President of Davidson
                                    Diversified Properties, Inc., equivalent of
                                    the chief executive officer of the
                                    Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Davidson Diversified Real Estate III, L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.