Form 10QSB
period 2003-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2003-11-14
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $  887
   Receivables and deposits                                                      253
   Restricted escrows                                                            158
   Other assets                                                                  225
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   40,216
                                                                43,037
      Less accumulated depreciation                            (23,874)       19,163
                                                                            $ 20,686

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 864
   Tenant security deposit liabilities                                           131
   Accrued property taxes                                                        546
   Other liabilities                                                             294
   Due to affiliates                                                           6,919
   Mortgage notes payable                                                     23,127

Partners' Deficit
   General partners                                            $ (224)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (10,971)      (11,195)
                                                                            $ 20,686

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        2003          2002           2003          2002
                                                   (Restated)                   (Restated)

Revenues:
  Rental income                        $ 1,059       $ 1,159       $ 2,993        $ 3,484
  Other income                             140           129            428            415
  Casualty gain (Note D)                    --           167             62            167
      Total revenues                     1,199         1,455          3,483          4,066

Expenses:
  Operating                                685           581          1,852          1,908
  General and administrative                50            59            153            175
  Depreciation                             464           439          1,318          1,329
  Interest                                 566           492          1,530          1,527
  Property taxes                           189            92            422            303
      Total expenses                     1,954         1,663          5,275          5,242

Net loss                               $ (755)       $ (208)       $ (1,792)     $ (1,176)

Net loss allocated to general
  partners (2%)                         $ (15)        $ (4)         $ (36)         $ (24)
Net loss allocated to limited
  partners (98%)                          (740)         (204)        (1,756)        (1,152)

                                       $ (755)       $ (208)       $ (1,792)     $ (1,176)

Net loss per limited partnership
  unit                                $(731.59)     $(201.68)     $(1,736.04)   $(1,138.90)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2002                   1,011.5        $ (188)    $ (9,215)    $ (9,403)

Net loss for the nine months
   ended September 30, 2003                 --           (36)      (1,756)      (1,792)

Partners' deficit at
   September 30, 2003                  1,011.5        $ (224)    $(10,971)    $(11,195)

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2003         2002
Cash flows from operating activities:                                         (Restated)
  Net loss                                                         $(1,792)     $(1,176)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                    1,318        1,329
     Amortization of mortgage discounts and loan costs                  52           52
     Bad debt expense                                                  200          195
     Casualty gain                                                     (62)        (167)
     Change in accounts:
      Receivables and deposits                                        (343)        (314)
      Other assets                                                     (68)         (45)
      Accounts payable                                                 (91)        (134)
      Tenant security deposit liabilities                               60            2
      Accrued property taxes                                           285          203
      Other liabilities                                                 39           (3)
      Due to affiliate                                                 264          203
         Net cash (used in) provided by operating activities          (138)         145

Cash flows from investing activities:
  Insurance proceeds received                                           62          394
  Property improvements and replacements                            (4,378)      (1,223)
  Net withdrawals from (deposits to) restricted escrows                635          (50)
         Net cash used in investing activities                      (3,681)        (879)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (130)        (120)
  Advances from affiliates                                           4,567          905
  Payments on advances from affiliates                                 (42)          --
         Net cash provided by financing activities                   4,395          785

Net increase in cash and cash equivalents                              576           51
Cash and cash equivalents at beginning of period                       311          247

Cash and cash equivalents at end of period                          $ 887        $ 298

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,547      $ 1,545

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                          $ 842        $ 208

At December 31, 2002 and 2001, approximately $12,000 and $56,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2003 and 2002, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $168,000 and $200,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner is entitled to reimbursement of accountable administrative expenses amounting to approximately $221,000 and $141,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in the reimbursement of accountable administrative expenses for the nine months ended September 30, 2003 and 2002 are construction oversight costs of approximately $109,000 and $8,000, respectively. The construction management service fees are based on a percentage of current year additions to the investment properties. At September 30, 2003, approximately $472,000 of reimbursements for services and related accrued interest was accrued by the Partnership and is included in due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2003 and 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $4,567,000 and $905,000, respectively, to cover operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At September 30, 2003, the balance of the advances, including accrued interest, was approximately $6,447,000. Interest is charged at the prime rate plus 2%. Interest expense was approximately $125,000 and $53,000 for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, the Partnership repaid advances of approximately $42,000 to an affiliate of the Managing General Partner. Subsequent to September 30, 2003, an affiliate of the Managing General Partner advanced approximately $232,000 to the Partnership to fund additional operational expenses at Plainview Apartments and advanced approximately $2,890,000 to the Partnership to complete the pay off of the remaining mortgages for Salem Courthouse Apartments and related closing costs in connection with the mortgage refinancing in the fourth quarter of 2003 (See Note E - Subsequent Event). The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

During 2002, the Partnership insured both of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 the Partnership is insuring Salem Courthouse under this method and the Managing General Partner has obtained insurance coverage for Plainview Apartments from a third party. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Plainview Apartments Redevelopment

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project has been undertaken at the property. A significant number of units have been unrentable during the ongoing redevelopment project. As of September 30, 2003, a majority of the units have been restored to a leasable state with work on the remaining units expected to be completed during the fourth quarter of 2003. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during the fourth quarter of 2003.

During the redevelopment period certain expenses are being capitalized and depreciated over the remaining life of the property. For the nine months ended September 30, 2003, these expenditures included construction period interest of approximately $208,000, tax and insurance expenses of approximately $32,000 and other construction period expenses of approximately $94,000.

Costs capitalized in the fourth quarter of 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. Accordingly, the accompanying statements of operations for the three and nine months ended September 30, 2002 have been restated to reflect the capitalization of these costs. For the nine months ended September 30, 2002, capitalized costs included construction period interest of approximately $139,000, tax and insurance expenses of approximately $28,000 and other construction period expenses of approximately $93,000.

Note D - Casualty Gain

During the fourth quarter of 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2003, additional insurance proceeds of approximately $62,000 were received and recognized as a casualty gain. As of September 30, 2003, the property's mortgage lender is holding approximately $14,000 of the insurance proceeds to be disbursed as reconstruction is completed. These funds were disbursed to the Partnership during the fourth quarter of 2003. Subsequent to September 30, 2003, the Partnership received the final proceeds from the insurance carrier of approximately $130,000 and will recognize an additional casualty gain of approximately $123,000 after the write-off of approximately $7,000 of additional undepreciated property improvements and replacements during the fourth quarter of 2003.

During the nine months ended September 30, 2002, a net casualty gain of approximately $167,000 was recorded at Plainview Apartments which was the result of two separate fires at the property. A December 2001 fire caused damage to four units of the complex. The gain associated with this fire was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $116,000 of undepreciated property improvements and replacements being written off.

A January 2002 fire caused damage to an additional four units of the complex. The gain associated with this fire was the result of the receipt of insurance proceeds of approximately $150,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off.

Note E - Subsequent Event

On October 15, 2003, the Partnership refinanced its existing mortgages encumbering Salem Courthouse Apartments. The new loan was refinanced under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae, which has a maturity of five years, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.9% at November 1, 2003 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Salem Courthouse Apartments mortgages replaced the first and second mortgages totaling approximately $7,799,000 with a new mortgage in the amount of $5,200,000. The Partnership recognized a loss on extinguishment of debt of approximately $4,000 due to the write-off of the unamortized discount on the existing second mortgage encumbering the property. The Partnership capitalized loan costs of approximately $75,000 in connection with the refinancing which will be amortized over the life of the new loan. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgages, the Partnership received an advance of approximately $2,890,000 from the Managing General Partner in order to pay off the old mortgages and pay other closing costs resulting from the refinancing. The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 2003 and 2002:

                                                 Average Occupancy
                                                 2003        2002
         Salem Courthouse
            Indianapolis, Indiana                 92%         91%

         Plainview Apartments
            Louisville, Kentucky                  61%         69%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors have all contributed to approximately 32% of the property's total available units being vacated during the nine months ended September 30, 2003 in order to expedite reconstruction. The Partnership has engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. As of September 30, 2003, a majority of the units have been restored to a leasable state with work on the remaining units expected to be completed during the fourth quarter of 2003. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during the fourth quarter of 2003. The Managing General Partner anticipates the total cost of the redevelopment project to be approximately $5,300,000 of which approximately $4,900,000 has been expended as of September 30, 2003. These costs will be funded from available cash flow from property operations, additional advances from affiliates of the Managing General Partner and insurance proceeds.

Results of Operations

The Partnership recognized a net loss for the nine months ended September 30, 2003 of approximately $1,792,000 compared to a net loss of approximately $1,176,000 for the same period in 2002. The Partnership's net loss for the three month period ended September 30, 2003 was approximately $755,000 compared with a loss of approximately $208,000 for the three months ended September 30, 2002. The increase in net loss for the nine month period ended September 30, 2003 is attributable to a decrease in total revenues with total expenses remaining relatively constant. The increase in net loss for the three months ended September 30, 2003 is attributable to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the three and nine month periods ended September 30, 2003 is due to a decrease in rental income caused primarily by the decrease in average occupancy at Plainview Apartments as discussed above and a decrease in the casualty gains recognized during the respective periods at Plainview Apartments.

During the fourth quarter of 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2003, additional insurance proceeds of approximately $62,000 were received and recognized as a casualty gain. As of September 30, 2003, the property's mortgage lender is holding approximately $14,000 of the insurance proceeds to be disbursed as reconstruction is completed. These funds were disbursed to the Partnership during the fourth quarter of 2003. Subsequent to September 30, 2003, the Partnership received the final proceeds from the insurance carrier of approximately $130,000 and will recognize an additional casualty gain of approximately $123,000 after the write-off of approximately $7,000 of additional undepreciated property improvements and replacements during the fourth quarter of 2003.

During the nine months ended September 30, 2002, a net casualty gain of approximately $167,000 was recorded at Plainview Apartments which was the result of two separate fires at the property. A December 2001 fire caused damage to four units of the complex. The gain associated with this fire was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $116,000 of undepreciated property improvements and replacements being written off.

A January 2002 fire caused damage to an additional four units of the complex. The gain associated with this fire was the result of the receipt of insurance proceeds of approximately $150,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off.

The increase in total expenses for the nine months ended September 30, 2003 is due to an increase in property tax expense partially offset by decreases in operating, general and administrative and depreciation expenses. Operating expense decreased due to decreases in property, administrative, management fees and maintenance expenses partially offset by an increase in advertising and insurance expenses. The decrease in property expense is primarily attributable to a decrease in water costs at Plainview Apartments due to several leaks in the plumbing system contributing to higher costs during the nine months ended September 30, 2002. Administrative expenses decreased primarily due to decreases in cleaning for the commons area and collection and eviction expenses at Salem Courthouse Apartments. Management fees are based on rental revenues and decreased in correlation with the decrease in rental revenues discussed above. The decrease in maintenance expense was primarily due to an increase in the capitalization of certain construction period operating costs in connection with the rehabilitation project at Plainview Apartments as discussed below. The increase in advertising expense is due to an overall increase in advertising at Plainview Apartments as the renovations are completed and units become available to lease. Insurance expense increased primarily due to the casualties at Plainview Apartments. Depreciation expense decreased as a result of the write-off of the damaged units at Plainview Apartments in 2002. General and administrative expense decreased due to a decrease in accountable reimbursements paid to an affiliate of the Managing General Partner. Property tax expense increased as the reduction in expense due to the capitalization of costs associated with Plainview Apartments, discussed below, was more than offset by an increase in property tax expense for Salem Courthouse Apartments, which is located in Indiana. During 2003, Indiana has adjusted its methodology for assessing taxable values and tax rates, which resulted in a significant increase in property tax expense.

The increase in total expenses for the three month period ended September 30, 2003 is attributable to increases in operating, depreciation, interest and property tax expenses slightly offset by a decrease in general and
administrative  expenses.   Property  tax  expense  increased  and  general  and
administrative expense decreased due to the reasons discussed above. The increase in operating expense for the three month period is due to a decrease in the capitalization of certain construction period operating costs and an increase in contract repair costs at Plainview and Salem Courthouse Apartments. Depreciation expense increased due to property improvements and replacements put into place during the past twelve months which are now being depreciated. Interest expense increased due to a decrease in the capitalization of construction period interest between the comparable three month periods and an increase in interest related to advances from affiliates as advances have increased during 2003.

Included in general and administrative expense for the nine months ended September 30, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project has been undertaken at the property. A significant number of units have been unrentable during the ongoing redevelopment project. As of September 30, 2003, a majority of the units have been restored to a leasable state with work on the remaining units expected to be completed during the fourth quarter of 2003. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during the fourth quarter of 2003.

During the redevelopment period certain expenses are being capitalized and depreciated over the remaining life of the property. For the nine months ended September 30, 2003, these expenditures included construction period interest of approximately $208,000, tax and insurance expenses of approximately $32,000 and other construction period expenses of approximately $94,000.

Costs capitalized in the fourth quarter of 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. Accordingly, the accompanying statements of operations for the three and nine months ended September 30, 2002 have been restated to reflect the capitalization of these costs. For the nine months ended September 30, 2002, capitalized costs included construction period interest of approximately $139,000, tax and insurance expenses of approximately $28,000 and other construction period expenses of approximately $93,000.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Registrant had cash and cash equivalents of approximately $887,000 compared to approximately $298,000 at September 30, 2002. Cash and cash equivalents increased approximately $576,000 from December 31, 2002 due to approximately $4,395,000 of cash provided by financing activities partially offset by approximately $3,681,000 and $138,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances to the Partnership by the Managing General Partner partially offset by principal payments on the first mortgage encumbering Salem Courthouse Apartments and payments on advances from the Managing General Partner. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from the restricted escrow account maintained by the mortgage lender and by the receipt of additional insurance proceeds related to the August 2002 fire at Plainview Apartments. The Registrant invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $4,879,000 in capital expenditures at Plainview Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest of approximately $208,000, real estate taxes of approximately $32,000 and other construction period expenses of approximately $94,000. The Partnership also completed additional capital expenditures of approximately $177,000 consisting of floor covering, air conditioning unit, water heater and plumbing fixture replacements. These expenditures were funded primarily through loans from affiliates of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete approximately $336,000 for additional property redevelopment as mentioned above, exclusive of capitalized construction period costs, and expects to complete an additional $40,000 in capital improvements not related to property redevelopment consisting primarily of floor covering replacements, plumbing, appliances and HVAC work.

Salem Courthouse Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $152,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $7,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership and exclusive of repayment of the mortgage indebtedness encumbering Salem Courthouse. The mortgage indebtedness encumbering the Partnership's investment properties of approximately $23,127,000, net of discount, requires a balloon payment of approximately $15,336,000 due on November 15, 2010 related to Plainview
Apartments. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to the maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure. The Managing General Partner refinanced the mortgages encumbering Salem Courthouse in October 2003. The new mortgage was not sufficient to repay the existing debt and accordingly an affiliate of the Managing General Partner advanced approximately $2,890,000 to cover the shortfall (see "Item 1. Financial Statements, Note E - Subsequent Event").

There were no distributions to the partners during the nine months ended September 30, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the redevelopment costs anticipated for 2003 at Plainview Apartments and the amounts accrued and payable to the Managing General Partner at September 30, 2003, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during the remainder of 2003 or subsequent periods. Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve account until the reserve account is funded in an amount equal to a minimum of $200 and a maximum of $400 per apartment unit for Salem Courthouse Apartments for a total of approximately $78,000 to $155,000. The reserve account balance at September 30, 2003 was approximately $144,000.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 408.25 limited partnership units (the "Units") in the Partnership representing 40.36% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 40.36% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.