Form 10KSB
period 2003-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2004-03-30
CIK 773679

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $4,918,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant; therefore, no aggregate market value can be determined.



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

The offering of the Partnership's limited partnership units ("Units") commenced on October 28, 1985, and terminated on October 24, 1986. The Partnership received gross proceeds from the offering of approximately $20,240,000 from the sale of 1,013 units and net proceeds of approximately $17,912,000. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                  Date of
Property                         Purchase         Type of Ownership           Use

Plainview Apartments             05/06/86   Fee ownership subject to a    Apartment
  Louisville, Kentucky                      wraparound mortgage (1)       480 units

Salem Courthouse Apartments      11/30/85   Fee ownership subject to a    Apartment
  Indianapolis, Indiana                     first mortgage                388 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated    Useful                Federal
Property                   Value    Depreciation     Life     Method     Tax Basis
                              (in thousands)                           (in thousands)

Plainview Apartments      $28,487      $14,218     5-25 yrs    S/L        $ 2,020
Salem Courthouse
  Apartments               14,743        9,901     5-25 yrs    S/L          9,292

                          $43,230      $24,119                            $11,312

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest    Period    Maturity      Due At
       Property              2003          Rate    Amortized     Date     Maturity (3)
                        (in thousands)                                   (in thousands)
Plainview Apartments
  1st mortgage              $15,336       9.33%       (1)      11/15/10      $15,336

Salem Courthouse
  Apartments
  1st mortgage                5,189        (2)       30 yrs    09/15/07        4,710

Total                       $20,525                                          $20,046

(1)   Interest only payments.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

(3) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

On October 15, 2003, the Partnership refinanced its existing mortgages encumbering Salem Courthouse Apartments. The new loan was refinanced under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae, which has a maturity of five years, with one five-year extension option. The Permanent Credit Facility included properties in other partnerships that are affiliated with the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collaterialized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.92% at December 31, 2003 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Salem Courthouse Apartments mortgages replaced the first and second mortgages totaling approximately $7,799,000 with a new mortgage in the amount of $5,200,000. The Partnership capitalized loan costs of approximately $65,000 in connection with the refinancing which will be amortized over the life of the new loan. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgages, the Partnership received an advance of approximately $2,890,000 from the Managing General Partner in order to pay off the old mortgages and pay other closing costs resulting from the refinancing. The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property are as follows:

                                         Average Annual              Average
                                          Rental Rates              Occupancy
                                           (per unit)
Property                                2003        2002         2003       2002
Plainview Apartments                   $7,356      $7,446        65%         66%
Salem Courthouse Apartments             6,571       6,833        93%         90%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors have all contributed to approximately 32% of the property's total available units being vacated during the nine months ended September 30, 2003 in order to expedite reconstruction. Construction was completed during the fourth quarter of 2003 and all units have been restored to a leasable state as of December 31, 2003. At December 31, 2003, occupancy had reached approximately 80%. Total cost of the redevelopment project was approximately $5,300,000. These costs were funded from available cash flow from property operations and advances from affiliates of the Managing General Partner.

The Managing General Partner attributes the increase in occupancy at Salem Courthouse Apartments to a reduction in average annual rental rates to be competitive with other properties in the market.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2003, no tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                                 2003            2003
                                                 Taxes           Rate
                                            (in thousands)
Plainview Apartments                             $ 120           1.09%
Salem Courthouse Apartments                        278           2.30%

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $286,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $60,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately ($50,000).

Capital Improvements

Plainview Apartments: The Partnership completed approximately $5,391,000 in capital expenditures at Plainview Apartments during the year ended December 31, 2003, arising from redevelopment of the property, which includes capitalization of construction period interest of approximately $208,000, tax and insurance expenses of approximately $32,000 and other construction period expenses of approximately $94,000. Additional capital expenditures included floor covering replacements, water heaters and refrigerators, heating and air conditioning upgrades, structural improvements and building improvements. These expenditures were funded primarily through loans from affiliates of the Managing General Partner. The Partnership is currently evaluating the capital improvement needs for the upcoming year and currently expects to budget approximately $264,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership completed approximately $251,000 in capital expenditures at Salem Courthouse Apartments during the year ended December 31, 2003, consisting primarily of floor covering replacements, refrigerators, air conditioning upgrades and interior painting. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $213,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements planned for the year 2004 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units (the "Units") aggregating $20,240,000. The Partnership currently has 781 holders of record owning an aggregate of 1,011.5 units.
Affiliates of the Managing General Partner owned 439.50 units or 43.45% at December 31, 2003. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2003, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 439.50 limited partnership units in the Partnership representing 43.45% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to the tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized a net loss of approximately $2,144,000 for the year ended December 31, 2003 compared to a net loss of approximately $1,153,000 for the year ended December 31, 2002. The increase in net loss for the comparable period is attributable to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is due to a decrease in rental income at both of the Partnership's investment properties and a decrease in the casualty gains recognized during the respective periods at Plainview Apartments, partially offset by an increase in other income. The decrease in rental income is due to an increase in concessions and decreases in the average rental rates at both of the Partnership's investment properties, partially offset by an increase in occupancy at Salem Courthouse Apartments.

During the year ended December 31, 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the year ended December 31, 2003, the Partnership recognized an additional casualty gain of approximately $185,000. The gain was the result of the receipt of the final proceeds from the insurance carrier of approximately $192,000 offset by the write off of approximately $7,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2002, additional casualty gains of approximately $397,000 were recorded at Plainview Apartments which were the result of three separate fires and roof leaks which caused mold to develop in some of the buildings at the property. A December 2001 fire caused damage to four units of the complex. The gain of approximately $129,000 associated with this fire was the result of the receipt of insurance proceeds in 2002 of approximately $244,000 offset by approximately $115,000 of undepreciated property improvements and replacements being written off.

A January 2002 fire caused damage to an additional four units of the complex. The gain of approximately $121,000 associated with this fire was the result of the receipt of insurance proceeds in 2002 of approximately $232,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off.

In October 2001, mold was discovered due to roof leaks which rendered approximately 59 units uninhabitable. The gain of approximately $147,000 was the result of the receipt of insurance proceeds in 2002 of approximately $281,000 offset by approximately $134,000 of undepreciated property improvements and replacements being written off.

The increase in total expenses for the year ended December 31, 2003 is due to increases in property tax, interest, depreciation and operating expenses. General and administrative expenses remained constant for the comparable period. Property tax expense increased due to an increase in property tax expense at Salem Courthouse Apartments. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $286,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $60,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately ($50,000). The increase in operating expense is due to a decrease in the capitalization of certain construction period operating costs associated with Plainview Apartments and an increase in contract repair costs at Plainview and Salem Courthouse Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to a decrease in the capitalization of construction period interest associated with Plainview Apartments and an increase in interest expense related to advances from affiliates as advances have increased during 2003 partially offset by reduced interest on the mortgage encumbering Salem Courthouse Apartments.

Included in general and administrative expense for the years ended December 31, 2003 and 2002 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project was undertaken at the property and was completed as of December 31, 2003. A significant number of units had been unrentable during the ongoing redevelopment project. As of December 31, 2003 all units had been restored to a leasable state. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during 2004.

During the redevelopment period certain expenses were capitalized and are being depreciated over the remaining life of the property. For the year ended December 31, 2003, these expenditures included construction period interest of approximately $208,000, tax and insurance expenses of approximately $32,000 and other construction period expenses of approximately $94,000.

Costs capitalized in the fourth quarter 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. For the year ended December 31, 2002, capitalized costs included construction period interest of approximately $245,000, tax and insurance expenses of approximately $48,000 and other construction period expenses of approximately $143,000.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $416,000 compared to approximately $311,000 at December 31, 2002. Cash and cash equivalents increased approximately $105,000 due to approximately $4,943,000 of cash provided by financing activities, largely offset by approximately $4,434,000 of cash used in investing activities and approximately $404,000 of cash used in operating activities. Cash provided by financing activities consisted of proceeds received from the refinance of the mortgage encumbering Salem Courthouse Apartments and advances to the Partnership by the Managing General Partner, partially offset by the repayment of the mortgage encumbering Salem Courthouse Apartments, principal payments on the first mortgage encumbering Salem Courthouse Apartments, payments on advances from the Managing General Partner and payment of loan costs. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by net withdrawals from the restricted escrow account maintained by the mortgage lender and by the receipt of additional insurance proceeds related to the August 2002 fire at Plainview Apartments. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $213,000 at Salem Courthouse and $264,000 at Plainview Apartments. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On October 15, 2003, the Partnership refinanced the mortgages encumbering Salem Courthouse Apartments. These loans were refinanced under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. This Permanent Credit Facility also creates separate loans for each property that are not cross-collaterialized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.92% at December 31, 2003 and will reset monthly. Each loan will automatically renew at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Salem Courthouse Apartments mortgages replaced the first and second mortgages totaling approximately $7,799,000 with a new mortgage in the amount of $5,200,000. The Partnership capitalized loan costs of approximately $65,000 in connection with the refinancing which will be amortized over the life of the new loan. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgages, the Partnership received an advance of approximately $2,890,000 from the Managing General Partner in order to pay off the old mortgages and pay other closing costs resulting from the refinancing. The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Couthouse Apartments of approximately $5,189,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,710,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000, requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions to the partners for the years ended December 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2003, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 439.50 limited partnership units in the Partnership representing 43.45% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to the tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Impairment of Long-Lived Assets

The Partnership's investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 16, 2004

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $   416
   Receivables and deposits                                                      262
   Other assets                                                                  260
   Investment properties (Notes B and E):
      Land                                                    $ 2,821
      Buildings and related personal property                   40,409
                                                                43,230
      Less accumulated depreciation                            (24,119)       19,111
                                                                            $ 20,049

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 346
   Tenant security deposit liabilities                                           143
   Accrued property taxes (Note H)                                               286
   Other liabilities                                                             226
   Due to affiliate (Note D)                                                  10,070
   Mortgage notes payable (Note B)                                            20,525

Partners' Deficit
   General partners                                            $ (231)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (11,316)      (11,547)
                                                                            $ 20,049

           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                             2003           2002
Revenues:
  Rental income                                             $  4,156        $ 4,479
  Other income                                                   577            534
  Casualty gain (Note F)                                         185            608
      Total revenues                                           4,918          5,621

Expenses:
  Operating                                                    2,529          2,427
  General and administrative                                     204            207
  Depreciation                                                 1,798          1,760
  Interest                                                     2,080          1,973
  Property taxes                                                 451            407
      Total expenses                                           7,062          6,774

Net loss (Note C)                                          $ (2,144)      $ (1,153)

Net loss allocated to general partners (2%)                  $ (43)        $ (23)
Net loss allocated to limited partners (98%)                  (2,101)        (1,130)
                                                           $ (2,144)      $ (1,153)

Net loss per limited partnership unit                     $(2,077.11)    $(1,117.15)


           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions           1,013.0        $ 1      $ 20,240     $ 20,241

Partners' deficit at
  December 31, 2001                      1,011.5       $ (165)   $ (8,085)    $ (8,250)

Net loss for the year ended
  December 31, 2002                           --          (23)     (1,130)      (1,153)

Partners' deficit at
  December 31, 2002                      1,011.5         (188)     (9,215)      (9,403)

Net loss for the year ended
  December 31, 2003                           --          (43)     (2,101)      (2,144)

Partners' deficit at
  December 31, 2003                      1,011.5       $ (231)   $(11,316)    $(11,547)


           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net loss                                                        $(2,144)     $(1,153)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                   1,798        1,760
     Amortization of mortgage discount and loan costs                  68           69
     Casualty gain                                                   (185)        (608)
     Bad debt expense                                                 247          244
     Change in accounts:
      Receivables and deposits                                       (400)        (232)
      Other assets                                                    (47)          (5)
      Accounts payable                                                 (2)        (128)
      Tenant security deposit liabilities                              72           (1)
      Accrued property taxes                                           25           35
      Other liabilities                                               (29)         (43)
      Due to affiliate                                                193          242
         Net cash (used in) provided by operating activities         (404)         180

Cash flows from investing activities:
  Property improvements and replacements                           (5,419)      (1,660)
  Net withdrawals from (deposits to) restricted escrows               793         (638)
  Insurance proceeds received                                         192        1,073
         Net cash used in investing activities                     (4,434)      (1,225)

Cash flows from financing activities:
  Proceeds from mortgage refinancing                                5,200           --
  Repayment of mortgage notes payable                              (7,799)          --
  Payments on mortgage notes payable                                 (140)        (161)
  Loan cost                                                           (65)          --
  Advances from affiliate                                           7,808        1,270
  Payments on advances from affiliate                                 (61)          --
         Net cash provided by financing activities                  4,943        1,109

Net increase in cash and cash equivalents                             105           64
Cash and cash equivalents at beginning of year                        311          247
Cash and cash equivalents at end of year                           $ 416        $ 311

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,213      $ 2,082

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                         $ 235        $ 12


           See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $386,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long- lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for the impairment of value were necessary in the years ended December 31, 2003 or 2002.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years.

Loan Costs

Loan costs of approximately $281,000, less accumulated amortization of approximately $119,000, are included in other assets and are being amortized by the straight-line method over the life of the related loans. Amortization expense for 2003 and 2002 of approximately $46,000 and $49,000, respectively, is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $31,000 for each of the years 2004 through 2006, approximately $27,000 in 2007 and approximately $14,000 in 2008.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow periods or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $23,301,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $101,000 and $61,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense.

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

Note B - Mortgage Notes Payable

                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest  Maturity       Due At
       Property             2003       Interest      Rate      Date        Maturity
                             (in thousands)                             (in thousands)

Plainview Apartments       $15,336     $ 119 (1)    9.33%    11/15/10      $15,336
Salem Courthouse
  Apartments                 5,189        19         (2)     09/15/07        4,710

Totals                     $20,525     $ 138                               $20,046

(1)   Interest only payments.

(2) Adjustable rate based on the Fannie Mae discounted mortgage backed security index plus 85 basis points. The rate at December 31, 2003 was 1.92%.

On October 15, 2003, the Partnership refinanced its existing mortgages encumbering Salem Courthouse Apartments. The new loan was refinanced under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae, which has a maturity of five years, with one five-year extension option. The Permanent Credit Facility included properties in other partnerships that are affiliated with the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collaterialized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 1.92% at December 31, 2003 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is on the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Salem Courthouse Apartments mortgages replaced the first and second mortgages totaling approximately $7,799,000 with a new mortgage in the amount of $5,200,000. The Partnership capitalized loan costs of approximately $65,000 in connection with the refinancing which will be amortized over the life of the new loan. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgages, the Partnership received an advance of approximately $2,890,000 from the Managing General Partner in order to pay off the old mortgages and pay other closing costs resulting from the refinancing. The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

The mortgage notes payable are non-recourse and are secured by pledge of the respective investment properties and by pledge of revenues from the respective investment properties. Certain of the notes require prepayment penalties if repaid prior to maturity and prohibit the sale of the properties subject to existing indebtedness.


Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                   Years Ended December 31,
                             2004                $   124
                             2005                    127
                             2006                    129
                             2007                  4,809
                             2008                     --
                          Thereafter              15,336

                                                 $20,525


Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                2003             2002
   Net loss as reported                       $  (2,144)        $ (1,153)
   Add (deduct)
     Depreciation difference                         42              67
     Unearned income                                  8             (39)
     Casualty                                      (627)           (608)
     Other                                          267             221
   Federal taxable loss                       $ (2,454)         $(1,512)

   Federal taxable income (loss) per
     limited partnership unit                $ 5,167.87 (1)     $(22.21)

(1) For 2003 special minimum gain provisions exist which result in the limited partners being allocated taxable income of approximately $5,227,000.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported                              $(11,547)
Land and buildings                                            314
Accumulated depreciation                                   (8,113)
Syndication                                                 1,621
Distribution fees                                           1,051
Other                                                         250
Net liabilities - Federal tax basis                      $(16,424)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2003 and 2002.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $233,000 and $245,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses. At December 31, 2003, approximately $3,000 of property management fees are included in due to affiliate.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $266,000 and $164,000 for the years ended December 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $117,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively. Such costs are included in general and administrative expense and investment properties. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties. At December 31, 2003, approximately $517,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliate on the accompanying consolidated balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $7,808,000 and $1,270,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. The loans made during 2003 were to cover operational and redevelopment costs of approximately $4,918,000 at Plainview Apartments and approximately $2,890,000 in connection with the mortgage refinancing of Salem Courthouse Apartments (see "Note B"). The loans made during 2002 were to cover operational expenses at Plainview Apartments and the Partnership. At December 31, 2003, the balance of the advances was approximately $9,550,000, including accrued interest of approximately $77,000, which is included in due to affiliate on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense of approximately $233,000 and $69,000 was recognized during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Partnership repaid advances of approximately $61,000 to an affiliate of the Managing General Partner. There were no repayments made during the year ended December 31, 2002. Subsequent to December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $263,000 for operational and redevelopment costs at Plainview Apartments.

During 2002, the Partnership insured both of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 the Partnership insured Salem Courthouse under this method and the Managing General Partner obtained insurance coverage for Plainview Apartments from a third party. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 439.50 limited partnership units in the Partnership representing 43.45% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to the tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings        Net Cost
                                                      and Related      Capitalized
                                                       Personal       Subsequent to
       Description          Encumbrances     Land      Property        Acquisition
                           (in thousands)                            (in thousands)

Plainview Apartments          $15,336       $ 2,047     $16,584          $ 9,856
Salem Courthouse
  Apartments                    5,189           774      11,198            2,771

Totals                        $20,525       $ 2,821     $27,782          $12,627


                     Gross Amount At Which Carried
                          At December 31, 2003
                             (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total  Depreciation Construction  Acquired     Life

Plainview                                                  Phase I 1973    05/86
  Apartments      $ 2,047   $26,440   $28,487   $14,218    Phase II 1978   05/86    5-25 yrs

Salem Courthouse
  Apartments          774    13,969    14,743     9,901        1978        11/85    5-25 yrs

     Totals       $ 2,821   $40,409   $43,230   $24,119

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                  2003         2002
Investment Properties
Balance at beginning of year                    $37,829       $37,248
  Property improvements and replacements          5,642         1,616
  Disposal of property                             (241)       (1,035)
Balance at end of year                          $43,230       $37,829

Accumulated Depreciation
Balance at beginning of year                    $22,556       $21,366
  Additions charged to expense                    1,798         1,760
  Disposal of property                             (235)         (570)
Balance at end of year                          $24,119       $22,556

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $43,544,000 and $39,137,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $32,232,000 and $30,478,000, respectively.

Note F - Casualty Gain

During the year ended December 31, 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the year ended December 31, 2003, the Partnership recognized an additional casualty gain of approximately $185,000. The gain was the result of the receipt of the final proceeds from the insurance carrier of approximately $192,000 offset by the write off of approximately $7,000 of undepreciated property improvements and replacements.

During the year ended December 31, 2002, additional casualty gains of approximately $397,000 were recorded at Plainview Apartments which were the result of three separate fires and roof leaks which caused mold to develop in some of the buildings at the property. A December 2001 fire caused damage to four units of the complex. The gain of approximately $129,000 associated with this fire was the result of the receipt of insurance proceeds in 2002 of approximately $244,000 offset by approximately $115,000 of undepreciated property improvements and replacements being written off.

A January 2002 fire caused damage to an additional four units of the complex. The gain of approximately $121,000 associated with this fire was the result of the receipt of insurance proceeds in 2002 of approximately $232,000 offset by approximately $111,000 of undepreciated property improvements and replacements being written off.

In October 2001, mold was discovered due to roof leaks which rendered approximately 59 units uninhabitable. The gain of approximately $147,000 was the result of the receipt of insurance proceeds in 2002 of approximately $281,000 offset by approximately $134,000 of undepreciated property improvements and replacements being written off.

Note G - Plainview Apartments Redevelopment

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitve in the local market a significant redevelopment project was undertaken at the property and was complete as of December 31, 2003. A significant number of units were unrentable during the ongoing redevelopment project. As of December 31, 2003 all units had been restored to a leasable state. The Managing General Partner expects occupancy at Plainview Apartments to return to historical levels during 2004.

During the redevelopment period certain expenses were capitalized and are being depreciated over the remaining life of the property. For the year ended December 31, 2003, these expenditures included construction period interest of approximately $208,000, tax and insurance expenses of approximately $32,000 and other construction period expenses of approximately $94,000.

Costs capitalized in the fourth quarter 2002 related to the redevelopment project were retroactively applied to the first, second and third quarters of 2002. For the year ended December 31, 2002, capitalized costs included construction period interest of approximately $245,000, tax and insurance expenses of approximately $48,000 and other construction period expenses of approximately $143,000.

Note H - Accrued Property Taxes and Fourth Quarter Adjustment

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2002 property tax bills are received and paid in 2003. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2003 and, in certain situations, the remaining liability for the 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. The 2003 property tax expense based on this estimate and recorded in the financial statements is approximately $286,000. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $60,000 of additional property taxes. The Partnership believes that the recorded liability is the best estimate of the amounts to be paid for Indiana property taxes. During the fourth quarter of 2003, the Partnership recorded an adjustment to reflect the property value estimated by the specialist and adjusted the accrued property taxes and tax expense by approximately ($50,000).

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.
Note I - Legal Proceedings (continued)

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The Managing General Partner is Davidson Diversified Properties, Inc. The names and ages of, as well as the position and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

No director or officer of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2003, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                              Number of Units          Percentage

AIMCO IPLP, L.P.                         33.25                  3.29%
  (an affiliate of AIMCO)

AIMCO Properties, L.P.                  406.25                 40.16%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2003 and 2002.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $233,000 and $245,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses. At December 31, 2003, approximately $3,000 of property management fees are included in due to affiliate.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $266,000 and $164,000 for the years ended December 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $117,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively. Such costs are included in general and administrative expense and investment properties. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties. At December 31, 2003, approximately $517,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliate on the accompanying consolidated balance sheet.

During the years ended December 31, 2003 and 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $7,808,000 and $1,270,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. The loans made during 2003 were to cover operational and redevelopment costs of approximately $4,918,000 at Plainview Apartments and approximately $2,890,000 in connection with the mortgage refinancing of Salem Courthouse Apartments (see "Note B"). The loans made during 2002 were to cover operational expenses at Plainview Apartments and the Partnership. At December 31, 2003, the balance of the advances was approximately $9,550,000, including accrued interest of approximately $77,000, which is included in due to affiliate on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense of approximately $233,000 and $69,000 was recognized during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Partnership repaid advances of approximately $61,000 to an affiliate of the Managing General Partner. There were no repayments made during the year ended December 31, 2002. Subsequent to December 31, 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $263,000 for operational and redevelopment costs at Plainview Apartments.

During 2002, the Partnership insured both of its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 the Partnership insured Salem Courthouse under this method and the Managing General Partner obtained insurance coverage for Plainview Apartments from a third party. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 439.50 limited partnership units in the Partnership representing 43.45% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to the tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)  Reports on Form 8-K filed during the quarter ended December 31, 2003:

            Current Report on Form 8-K dated October 15, 2003 and filed on November 12, 2003 disclosing the refinancing of Salem Courthouse Apartments.


Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 for 2003 and approximately $36,000 for 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $11,000 and $13,000, respectively.

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


                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 30, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 30, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 30, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 30, 2004
Thomas M. Herzog              Chief Accounting Officer

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

10CC a) Multifamily Note dated October 15, 2003 between Salem Courthouse,  L.P., a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003 and filed on November 12, 2003.

10CC b) Guaranty dated October 15, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003 and filed on November 12, 2003.

10CC c) Completion/Repair  and Security Agreement dated October 15, 2003 between
     Salem Courthouse, L.P., a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003 and filed on November 12, 2003.

10CC d) Replacement Reserve and Security Agreement dated October 15, 2003 between Salem Courthouse, L.P., a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003 and filed on November 12, 2003.

10CC e)  Assignment of Security  Instrument  dated October 15, 2003 between GMAC
     Commercial Mortgage Corporation and Fannie Mae, is incorporated by reference to Form 8-K dated October 15, 2003 and filed on November 12, 2003.

10CC f) Ninth Reaffirmation and Joinder Agreement dated October 15, 2003 between
     AIMCO Properties, L.P., GMAC Commercial Mortgage Corporation, Salem Courthouse, L.P., and Fannie Mae, is incorporated by reference to Form 8-K dated October 15, 2003 and filed on November 12, 2003.

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

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99A Agreement of Limited Partnership for Davidson III GP Limited Partnership between Davidson Diversified Properties, Inc. and Davidson Diversified Real Estate III entered into on September 15, 1993.

99B Agreement of Limited Partnership for Salem Courthouse L.P. between Davidson III GP Limited Partnership and Davidson Diversified Real Estate III, L.P. entered into on September 15, 1993.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 30, 2004

                                /s/Martha L. Long
                                Martha L. Long
                                Senior Vice  President  of Davidson  Diversified
                                Properties,   Inc.,   equivalent  of  the  chief
                                executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 30, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of Davidson Diversified Properties,
                                Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 30, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 30, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.