Form 10QSB
period 2004-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2004-05-14
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 358
   Receivables and deposits                                                      506
   Other assets                                                                  393
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   40,472
                                                               43,293
      Less accumulated depreciation                            (24,607)       18,686
                                                                            $ 19,943

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 193
   Tenant security deposit liabilities                                           144
   Accrued property taxes                                                        389
   Other liabilities                                                             259
   Due to affiliate (Note B)                                                  10,476
   Mortgage notes payable                                                     20,493

Partners' Deficit
   General partners                                            $ (240)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (11,771)      (12,011)
                                                                            $ 19,943


        See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2004          2003
Revenues:
   Rental income                                             $ 1,166         $ 950
   Other income                                                   173           134
   Casualty gain                                                   --            62
      Total revenues                                            1,339         1,146

Expenses:
   Operating                                                      661           571
   General and administrative                                      42            58
   Depreciation                                                   488           417
   Interest                                                       510           439
   Property taxes                                                 102           117
      Total expenses                                            1,803         1,602

Net loss                                                      $ (464)       $ (456)

Net loss allocated to general partners (2%)                    $ (9)         $ (9)
Net loss allocated to limited partners (98%)                     (455)         (447)

                                                              $ (464)       $ (456)

Net loss per limited partnership unit                        $(449.83)     $(441.92)


        See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2003                   1,011.5        $ (231)    $(11,316)    $(11,547)

Net loss for the three months
   ended March 31, 2004                     --            (9)        (455)        (464)

Partners' deficit at
   March 31, 2004                      1,011.5        $ (240)    $(11,771)    $(12,011)


        See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2004         2003

Cash flows from operating activities:
  Net loss                                                          $ (464)      $ (456)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                       488          417
     Amortization of mortgage discounts and loan costs                    8           17
     Casualty gain                                                       --          (62)
     Change in accounts:
      Receivables and deposits                                         (244)         (36)
      Other assets                                                     (141)          20
      Accounts payable                                                   82           --
      Tenant security deposit liabilities                                 1           21
      Accrued property taxes                                            103          137
      Other liabilities                                                  33           35
      Due to affiliate                                                  143           77
         Net cash provided by operating activities                        9          170

Cash flows from investing activities:
  Property improvements and replacements                               (298)        (548)
  Net deposits to restricted escrows                                     --          (78)
  Insurance proceeds received                                            --           62
         Net cash used in investing activities                         (298)        (564)

Cash flows from financing activities:
  Payments on mortgage notes payable                                    (32)         (43)
  Advances from affiliate                                               263          545
         Net cash provided by financing activities                      231          502

Net (decrease) increase in cash and cash equivalents                    (58)         108
Cash and cash equivalents at beginning of period                        416          311

Cash and cash equivalents at end of period                           $ 358        $ 419

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 382        $ 513

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                  $ --         $ 57

At December 31, 2003 and 2002, approximately $235,000 and $12,000, respectively, of property improvements and replacements were included in accounts payable and which are included in property improvements and replacements during the three months ended March 31, 2004 and 2003, respectively.

        See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2004 and 2003.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $54,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $43,000 and $82,000 for the three months ended March 31, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $12,000 and $38,000 for the three months ended March 31, 2004 and 2003, respectively. Such costs are included in general and administrative expense, interest expense and investment properties. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At March 31, 2004, approximately $542,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliate on the accompanying consolidated balance sheet.

During the three months ended March 31, 2004, the Managing General Partner advanced the Partnership approximately $263,000 for redevelopment costs and operational expenses at Plainview Apartments. During the three months ended March 31, 2003, the Managing General Partner advanced the Partnership approximately $545,000 for redevelopment costs and operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At March 31, 2004, the balance of the advances, including accrued interest, was approximately $9,934,000 and are included in due to affiliate on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense was approximately $121,000 and $27,000 for the three months ended March 31, 2004 and 2003, respectively. Subsequent to March 31, 2004, the Managing General Partner advanced the Partnership an additional $140,000 for operational expenses at Plainview Apartments.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2004 from both AIMCO and a third party. For 2003, the Managing General Partner obtained insurance coverage for Plainview Apartments from a third party. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $35,000. The Partnership was charged approximately $36,000 for 2003.

Note C - Plainview Apartments Redevelopment

During 2002 the Managing General Partner began a major redevelopment project at Plainview Apartments. The property discovered mold growth relating to water leaks in two buildings in October 2001 and experienced fires in December 2001, January 2002 and August 2002. The property also needed to be updated due to many new properties being built which significantly increased the competition in Plainview's market area and the older property has had difficulty staying competitive. Therefore, in an effort to increase occupancy and become competitive in the local market a significant redevelopment project was undertaken at the property and was complete as of December 31, 2003. A significant number of units were unrentable during the ongoing redevelopment project. As of December 31, 2003, all units had been restored to a leasable state.

During the construction period certain expenses were capitalized and depreciated over the remaining life of the property. During the three months ended March 31, 2003, approximately $129,000 of interest, approximately $21,000 of real estate taxes and approximately $65,000 of operating costs were capitalized. No such costs were capitalized during the three months ended March 31, 2004.

Note D - Casualty Gain

During the year ended December 31, 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the three months ended March 31, 2003, the Partnership recognized an additional casualty gain of approximately $62,000. The gain was the result of the receipt of additional proceeds from the insurance carrier.

Note E - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and, in certain situations, the remaining liability for the 2003 and 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $75,000 of additional property taxes related to 2002, 2003 and the first quarter of 2004. The Partnership believes that the recorded liability is the best estimate of the amounts ultimately to be paid for Indiana property taxes.

Note F - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 2004 and 2003:

                                                 Average Occupancy
                                                 2004        2003
         Salem Courthouse
            Indianapolis, Indiana                 91%         92%

         Plainview Apartments
            Louisville, Kentucky                  81%         53%

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors contributed to approximately 32% of the property's total available units at March 31, 2003 being vacated in order to expedite reconstruction. The Partnership engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. As of December 31, 2003, all units had been restored to a leasable state.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership recognized a net loss of approximately $464,000 for the three months ended March 31, 2004 compared to a net loss of approximately $456,000 for the three months ended March 31, 2003. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation and interest expense, partially offset by decreases in property tax and general and administrative expenses. Operating expense increased due to increases in advertising and utility expenses at Plainview Apartments and contract maintenance expenses at both of the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to a decrease in the capitalization of construction period interest associated with Plainview Apartment and an increase in interest expense related to advances from the Managing General Partner. Partially offsetting the increase in interest expense is a decrease in interest expense related to the mortgage on Salem Courthouse Apartments, which was refinanced in October 2003 at a lower interest rate. Property tax expense decreased due to the Partnership's appeal of the reassessed value of Salem Courthouse by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Salem Courthouse. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and, in certain situations, the remaining liability for the 2003 and 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $75,000 of additional property taxes related to 2002, 2003 and the first quarter of 2004. The Partnership believes that the recorded liability is the best estimate of the amounts ultimately to be paid for Indiana property taxes.

General and administrative expenses decreased due to decreases in management reimbursements to affiliates as allowed under the Partnership Agreement. Included in general and administrative expenses for the three months ended March 31, 2004 and 2003 are the annual partnership and investor service fees as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership are also included.

Total revenues increased due to an increase in rental income and other income partially offset by a decrease in casualty gains. The increase in rental income is due to an increase in occupancy at Plainview Apartments. Other income increased due to an increase in utility reimbursements at Plainview Apartments.

During the year ended December 31, 2002, a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the three months ended March 31, 2003, the Partnership recognized an additional casualty gain of approximately $62,000. The gain was the result of the receipt of additional proceeds from the insurance carrier.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $358,000 compared to approximately $419,000 at March 31, 2003. The decrease in cash and cash equivalents of approximately $58,000 from December 31, 2003 is due to approximately $298,000 of cash used in investing activities, partially offset by approximately $231,000 of cash provided by financing activities and approximately $9,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances to the Partnership made by the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Salem Courthouse Apartments. The Partnership invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $44,000 in capital expenditures at Plainview Apartments consisting of floor covering replacements, water heaters and parking lot resurfacing. These expenditures were funded primarily through loans from affiliates of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $220,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, swimming pool improvements, lighting and furniture and fixture upgrades. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: During the three months ended March 31, 2004, the Partnership completed approximately $19,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $194,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering and appliance replacements, parking lot resurfacing and interior building improvements. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.


The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Courthouse Apartments of approximately $5,157,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,710,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner at March 31, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 439.50 limited partnership units (the "Units") in the Partnership representing 43.45% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to the tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.45% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.