Form 10QSB
period 2004-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2004-08-13
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 231
   Receivables and deposits                                                      427
   Other assets                                                                  350
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   40,619
                                                                43,440
      Less accumulated depreciation                            (25,096)       18,344
                                                                            $ 19,352

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 193
   Tenant security deposit liabilities                                           136
   Accrued property taxes (Note E)                                               323
   Other liabilities                                                             157
   Due to affiliate (Note B)                                                  10,709
   Mortgage notes payable                                                     20,461

Partners' Deficit
   General partners                                            $ (253)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (12,374)      (12,627)
                                                                            $ 19,352


        See Accompanying Notes to Consolidated Financial Statements

                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                        2004          2003           2004          2003

Revenues:
  Rental income                        $ 1,163        $ 984        $ 2,329        $ 1,934
  Other income                             176           154            349            288
  Casualty gain (Note D)                    --            --             --             62
      Total revenues                     1,339         1,138          2,678          2,284

Expenses:
  Operating                                787           596          1,448          1,167
  General and administrative                51            45             93            103
  Depreciation                             489           437            977            854
  Interest                                 524           525          1,034            964
  Property taxes                           104           116            206            233
      Total expenses                     1,955         1,719          3,758          3,321

Net loss                               $ (616)       $ (581)       $ (1,080)     $ (1,037)

Net loss allocated to general
  partners (2%)                         $ (13)        $ (12)        $ (22)         $ (21)
Net loss allocated to limited
  partners (98%)                          (603)         (569)        (1,058)        (1,016)

                                       $ (616)       $ (581)       $ (1,080)     $ (1,037)

Net loss per limited partnership
  unit                                $(596.14)     $(562.53)     $(1,045.97)   $(1,004.45)


        See Accompanying Notes to Consolidated Financial Statements


                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2003                   1,011.5        $ (231)    $(11,316)    $(11,547)

Net loss for the six months
   ended June 30, 2004                      --           (22)      (1,058)      (1,080)

Partners' deficit at
   June 30, 2004                       1,011.5        $ (253)    $(12,374)    $(12,627)


        See Accompanying Notes to Consolidated Financial Statements


                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2004         2003
Cash flows from operating activities:
  Net loss                                                         $(1,080)     $(1,037)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                      977          854
     Amortization of mortgage discounts and loan costs                  16           34
     Bad debt expense                                                   55          125
     Casualty gain                                                      --          (62)
     Change in accounts:
      Receivables and deposits                                        (220)        (238)
      Other assets                                                    (106)         (83)
      Accounts payable                                                  36           51
      Tenant security deposit liabilities                               (7)          44
      Accrued property taxes                                            37          275
      Other liabilities                                                (69)          75
      Due to affiliate                                                 238          167
         Net cash (used in) provided by operating activities          (123)         205

Cash flows from investing activities:
  Insurance proceeds received                                           --           62
  Property improvements and replacements                              (399)      (2,022)
  Net withdrawals from restricted escrows                               --          570
         Net cash used in investing activities                        (399)      (1,390)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (64)         (86)
  Advances from affiliates                                             403        1,510
  Payments on advances from affiliates                                  (2)          --
         Net cash provided by financing activities                     337        1,424

Net (decrease) increase in cash and cash equivalents                  (185)         239
Cash and cash equivalents at beginning of period                       416          311

Cash and cash equivalents at end of period                          $ 231        $ 550

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 836       $ 1,024

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                          $ 46         $ 640

At December 31, 2003 and 2002, approximately $235,000 and $12,000, respectively, of property improvements and replacements were included in accounts payable and which are included in property improvements and replacements during the six months ended June 30, 2004 and 2003, respectively.

        See Accompanying Notes to Consolidated Financial Statements


                 DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2004 and 2003.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $132,000 and $109,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $78,000 and $169,000 for the six months ended June 30, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $95,000 for the six months ended June 30, 2004 and 2003, respectively. Such costs are included in general and administrative expense and investment properties. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At June 30, 2004, approximately $583,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliate on the accompanying consolidated balance sheet.

During the six months ended June 30, 2003, the Managing General Partner advanced the Partnership approximately $403,000 and $1,510,000, respectively, for redevelopment costs and operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At June 30, 2004, the balance of the advances, including accrued interest, was approximately $10,126,000 and are included in due to affiliate on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense was approximately $247,000 and $64,000 for the six months ended June 30, 2004 and 2003, respectively.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2004 from both AIMCO and a third party. For 2003, the Managing General Partner obtained insurance coverage for Plainview Apartments from a third party. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

During the construction period certain expenses were capitalized and are being depreciated over the remaining life of the property. During the six months ended June 30, 2003, approximately $208,000 of interest, approximately $34,000 of real estate taxes and approximately $102,000 of operating costs were capitalized. No such costs were capitalized during the six months ended June 30, 2004.

Note D - Casualty Gain

During the year ended December 31, 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2003, the Partnership recognized an additional casualty gain of approximately $62,000. The gain was the result of the receipt of additional proceeds from the insurance carrier.

Note E - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and, in certain situations, the remaining liability for the 2003 and 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $90,000 of additional property taxes related to 2002, 2003 and the first two quarters of 2004. The Partnership believes that the recorded liability is the best estimate of the amounts ultimately to be paid for Indiana property taxes.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 2004 and 2003:

                                                 Average Occupancy
                                                 2004        2003
         Salem Courthouse
            Indianapolis, Indiana                 88%         92%

         Plainview Apartments
            Louisville, Kentucky                  82%         56%

The Managing General Partner attributes the decrease in occupancy at Salem Courthouse Apartments to low interest rates and increased competition in the local market.

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors contributed to approximately 32% of the property's total available units at June 30, 2003 being vacated in order to expedite reconstruction. The Partnership engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. As of December 31, 2003, all units had been restored to a leasable state.

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

Results of Operations

The Partnership recognized a net loss of approximately $616,000 and $1,080,000 for the three and six months ended June 30, 2004 compared to a net loss of approximately $581,000 and $1,037,000 for the three and six months ended June 30, 2003. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for both the three and six months ended June 30, 2004 increased due to increases in operating and depreciation expense, partially offset by a decrease in property tax expense. General and administrative expenses remained relatively constant between the comparable periods. Operating expense increased due to increases in property management fees, advertising, utility, salaries and contract maintenance expenses and a decrease in the capitalization of construction operating expense at Plainview Apartments which are all attributable to the increase in occupancy, as discussed above. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. For the six months ended June 30, 2004, interest expense increased due to a decrease in the capitalization of construction period interest associated with Plainview Apartments and an increase in interest expense related to advances from the Managing General Partner. Partially offsetting the increase in interest expense is a decrease in interest expense related to the mortgage on Salem Courthouse Apartments, which was refinanced in October 2003 at a lower interest rate. Property tax expense decreased due to the Partnership's appeal of the reassessed value of Salem Courthouse by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property tax values. The Partnership is currently appealing the reassessed property tax value of Salem Courthouse. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. Due to the Partnership's appeal of the reassessed property value, the property tax accrual for 2004 and, in certain situations, the remaining liability for the 2003 and 2002 property tax bills is based on the property tax value as estimated by a third party property tax specialist. If the Partnership is unsuccessful in its appeal, it could potentially be liable for up to approximately $90,000 of additional property taxes related to 2002, 2003 and the first two quarters of 2004. The Partnership believes that the recorded liability is the best estimate of the amounts ultimately to be paid for Indiana property taxes.

Included in general and administrative expenses for the three and six months ended June 30, 2004 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership are also included.

Total revenues for both the three and six months ended June 30, 2004 increased due to an increase in rental income and other income. For the six months ended June 30, 2004 these increases were partially offset by a decrease in casualty gain. The increase in rental income is due to an increase in occupancy at Plainview Apartments and a decrease in bad debt expense at Salem Courthouse
Apartments partially offset by a decrease in occupancy at Salem Courthouse Apartments. Other income increased due to an increase in utility reimbursements at Plainview Apartments, partially offset by a decrease in late charges at Salem Courthouse Apartments.

During the year ended December 31, 2002, a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the six months ended June 30, 2003, the Partnership recognized an additional casualty gain of approximately $62,000. The gain was the result of the receipt of additional proceeds from the insurance carrier.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $231,000 compared to approximately $550,000 at June 30, 2003. The decrease in cash and cash equivalents of approximately $185,000 from December 31, 2003 is due to approximately $399,000 and $123,000 of cash used in investing and operating activities, respectively, partially offset by approximately $337,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances to the Partnership made by the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Salem Courthouse Apartments and payments on advances made by the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for both of the Partnership's properties are detailed below.

Plainview Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $114,000 in capital expenditures at Plainview Apartments consisting of floor covering replacements, water heaters, parking lot resurfacing, new office computers and electrical improvements. These expenditures were funded primarily through loans from affiliates of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $150,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering replacements, swimming pool improvements, lighting and furniture and fixture upgrades. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: During the six months ended June 30, 2004, the Partnership completed approximately $96,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements and building improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $117,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of floor covering and appliance replacements, parking lot resurfacing and interior building improvements. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Courthouse Apartments of approximately $5,125,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,710,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions to the partners during the six months ended June 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner at June 30, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the "Units") in the Partnership representing 43.55% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits

                  See Exhibit Index attached.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

      10AA Amended, Restated and Substituted Mortgage Note dated November 15, 1995, executed by Plainview Apartments, L.P. payable to NTS-Plainview Associates is incorporated by reference to
                  Exhibit 10AA to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

      10BB Assignment of Leases, Rents, and Profits dated November 15, 1995, executed by Plainview Apartments, L.P. to Nationwide Life Insurance Co. and West Coast Life Insurance Co. is incorporated by reference to Exhibit 10BB to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

      10CC a) Multifamily Note dated October 15, 2003 between Salem Courthouse, L.P., a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003.

      10CC        b) Guaranty dated October 15, 2003 by AIMCO  Properties,  L.P.
                  for the benefit of GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003.

      10CC c) Completion/Repair and Security Agreement dated October 15, 2003 between Salem Courthouse, L.P., a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003.

      10CC d) Replacement Reserve and Security Agreement dated October 15, 2003 between Salem Courthouse, L.P., a South Carolina Limited Partnership and GMAC Commercial Mortgage Corporation, is incorporated by reference to Form 8-K dated October 15, 2003.

      10CC e) Assignment of Security Instrument dated October 15, 2003 between GMAC Commercial Mortgage Corporation and Fannie Mae, is incorporated by reference to Form 8-K dated October 15, 2003.

      10CC f) Ninth Reaffirmation and Joinder Agreement dated October 15, 2003 between AIMCO Properties, L.P., GMAC Commercial Mortgage Corporation, Salem Courthouse, L.P., and Fannie Mae, is incorporated by reference to Form 8-K dated October 15, 2003.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President of Davidson  Diversified
                                    Properties,   Inc.,  equivalent  of  the
                                    chief    financial    officer   of   the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.