Form 10QSB
period 2004-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2004-11-15
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2004


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 296
   Receivables and deposits                                                      622
   Other assets                                                                  341
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   40,823
                                                                43,644
      Less accumulated depreciation                            (25,580)       18,064
                                                                            $ 19,323

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 172
   Tenant security deposit liabilities                                           131
   Accrued property taxes                                                        311
   Other liabilities                                                             227
   Due to affiliates (Note B)                                                 10,999
   Mortgage notes payable                                                     20,428

Partners' Deficit
   General partners                                            $ (259)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (12,686)      (12,945)
                                                                            $ 19,323

            See Accompanying Notes to Consolidated Financial Statements


                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        2004          2003           2004          2003


Revenues:
  Rental income                        $ 1,307       $ 1,059       $ 3,636        $ 2,993
  Other income                             135           140            484            428
  Casualty gain (Note D)                    --            --             --             62
      Total revenues                     1,442         1,199          4,120          3,483

Expenses:
  Operating                                807           685          2,255          1,852
  General and administrative                36            50            129            153
  Depreciation                             484           464          1,461          1,318
  Interest                                 538           566          1,572          1,530
  Property taxes (Note E)                 (105)          189            101            422
      Total expenses                     1,760         1,954          5,518          5,275

Net loss                               $ (318)       $ (755)       $ (1,398)     $ (1,792)

Net loss allocated to general
  partners (2%)                         $ (6)         $ (15)        $ (28)         $ (36)
Net loss allocated to limited
  partners (98%)                          (312)         (740)        (1,370)        (1,756)

                                       $ (318)       $ (755)       $ (1,398)     $ (1,792)

Net loss per limited partnership
  unit                                $(308.45)     $(731.59)     $(1,354.42)   $(1,736.04)

            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2003                   1,011.5        $ (231)    $(11,316)    $(11,547)

Net loss for the nine months
   ended September 30, 2004                 --           (28)      (1,370)      (1,398)

Partners' deficit at
   September 30, 2004                  1,011.5        $ (259)    $(12,686)    $(12,945)

            See Accompanying Notes to Consolidated Financial Statements


                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2004         2003
Cash flows from operating activities:
  Net loss                                                         $(1,398)     $(1,792)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                    1,461        1,318
     Amortization of mortgage discounts and loan costs                  24           52
     Bad debt expense                                                   82          200
     Casualty gain                                                      --          (62)
     Change in accounts:
      Receivables and deposits                                        (442)        (343)
      Other assets                                                    (105)         (68)
      Accounts payable                                                   8          (91)
      Tenant security deposit liabilities                              (12)          60
      Accrued property taxes                                            25          285
      Other liabilities                                                  1           39
      Due to affiliate                                                 410          264
         Net cash provided by (used in) operating activities            54         (138)

Cash flows from investing activities:
  Insurance proceeds received                                           --           62
  Property improvements and replacements                              (596)      (4,378)
  Net withdrawals from restricted escrows                               --          635
         Net cash used in investing activities                        (596)      (3,681)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (97)        (130)
  Advances from affiliates                                             521        4,567
  Payments on advances from affiliates                                  (2)         (42)
         Net cash provided by financing activities                     422        4,395

Net (decrease) increase in cash and cash equivalents                  (120)         576
Cash and cash equivalents at beginning of period                       416          311

Cash and cash equivalents at end of period                          $ 296        $ 887

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,223      $ 1,547

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 53         $ 842

At December 31, 2003 and 2002, approximately $235,000 and $12,000, respectively, of property improvements and replacements were included in accounts payable and which are included in property improvements and replacements during the nine months ended September 30, 2004 and 2003, respectively.

            See Accompanying Notes to Consolidated Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2004 and 2003.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $199,000 and $168,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursements of accountable administrative expenses amounting to approximately $106,000 and $221,000 for the nine months ended September 30, 2004 and 2003, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $13,000 and $109,000 for the nine months ended September 30, 2004 and 2003, respectively. Such costs are included in general and administrative expense and investment properties. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At September 30, 2004, approximately $617,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2004 and 2003, the Managing General Partner advanced the Partnership approximately $521,000 and $4,567,000, respectively, for redevelopment costs and operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At September 30, 2004, the balance of the advances, including accrued interest, was approximately $10,382,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is accrued at the prime rate plus 2% (6.75% at September 30, 2004). Interest expense was approximately $385,000 and $125,000 for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004 and 2003, the Partnership repaid advances of approximately $2,000 and $42,000, respectively.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2004 from both AIMCO and a third party. For 2003, the Managing General Partner obtained insurance coverage for Plainview Apartments from a third party. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $71,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

During the construction period certain expenses were capitalized and are being depreciated over the remaining life of the property. During the nine months ended September 30, 2003, approximately $208,000 of interest, approximately $32,000 of real estate taxes and approximately $94,000 of operating costs were capitalized. No such costs were capitalized during the nine months ended September 30, 2004.

Note D - Casualty Gain

During the year ended December 31, 2002 a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2003, the Partnership recognized an additional casualty gain of approximately $62,000. The gain was the result of the receipt of additional proceeds from the insurance carrier.

Note E - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $205,000 was recorded during the third quarter of 2004. The appeal resulted in a lower assessed value which will result in a refund of 2002 taxes paid in 2003, a reduction in the 2003 taxes to be paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 2004 and 2003:

                                                 Average Occupancy
                                                   2004     2003
         Salem Courthouse
            Indianapolis, Indiana                 86%         92%

         Plainview Apartments
            Louisville, Kentucky                  87%         61%

The Managing General Partner attributes the decrease in occupancy at Salem Courthouse Apartments to changes in the criteria used to accept new tenants. The changes were instituted in an effort to attract and maintain more desirable tenants which will help control operating expenses.

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which has led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors contributed to approximately 32% of the property's total available units at September 30, 2003 being vacated in order to expedite reconstruction. The Partnership engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. As of December 31, 2003, all units had been restored to a leasable state.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership recognized a net loss of approximately $1,398,000 for the nine months ended September 30, 2004 compared to a net loss of approximately $1,792,000 for the nine months ended September 30, 2003. The decrease in net loss is due to an increase in total revenues partially offset by an increase in total expenses.

The Partnership recognized a net loss of approximately $318,000 for the three months ended September 30, 2004 compared to a net loss of approximately $755,000 for the three months ended September 30, 2003. The decrease in net loss is due to a decrease in total expenses and an increase in total revenues.

Total expenses increased for the nine months ended September 30, 2004 due to increases in operating, depreciation and interest expense, partially offset by decreases in property tax and general and administrative expenses. Operating expense increased due to increases in property management fees, advertising, utility, salaries and contract maintenance expenses and a decrease in the capitalization of construction operating expense at Plainview Apartments which are all attributable to completion of the reconstruction of the property late in 2003 which has led to increased occupancy and operating costs in 2004. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to a decrease in the capitalization of construction period interest associated with Plainview Apartments and an increase in interest expense related to advances from the Managing General Partner. Partially offsetting the increase in interest expense is a decrease in interest expense related to the mortgage on Salem Courthouse Apartments, which refinanced in October 2003 at a lower interest rate. Property tax expense decreased due to the Partnership's appeal of the reassessed value of Salem Courthouse by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $205,000 was recorded during the third quarter of 2004. The appeal resulted in a lower assessed value which will result in a refund of 2002 taxes paid in 2003, a reduction in the 2003 taxes to be paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Total expenses decreased for the three months ended September 30, 2004 due to decreases in general and administrative, interest and property tax expenses partially offset by increases in operating and depreciation expenses. Interest expense decreased due to the refinancing of the mortgage encumbering Salem Courthouse Apartments in October 2003 at a lower interest rate. Property tax expense decreased and operating and depreciation expenses increased as discussed above.

General and administrative expense decreased for the three and nine months ended September 30, 2004 due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership are also included.

Total revenues for both the three and nine months ended September 30, 2004 increased due to an increase in rental income and for the nine months the increase was also due to an increase in other income. For the nine months ended September 30, 2004 these increases were partially offset by a decrease in casualty gain. The increase in rental income is due to an increase in occupancy at Plainview Apartments and a decrease in bad debt expense at Salem Courthouse Apartments partially offset by a decrease in occupancy at Salem Courthouse Apartments. Other income increased for the nine months ended September 30, 2004 due to an increase in utility reimbursements at Plainview Apartments, partially offset by a decrease in late charges and lease cancellation fees at Salem Courthouse Apartments.

During the year ended December 31, 2002, a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write off of approximately $105,000 of undepreciated property improvements and replacements. During the nine months ended September 30, 2003, the Partnership recognized an additional casualty gain of approximately $62,000. The gain was the result of the receipt of additional proceeds from the insurance carrier.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $296,000 compared to approximately $887,000 at September 30, 2003. The decrease in cash and cash equivalents of approximately $120,000 from December 31, 2003 is due to approximately $596,000 of cash used in investing activities partially offset by approximately $422,000 and $54,000 of cash provided by financing activities and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances to the Partnership made by the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Salem Courthouse Apartments and payments on advances made by the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for both of the Partnership's properties are detailed below.

Plainview Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $230,000 in capital expenditures at Plainview Apartments consisting of floor covering replacements, building improvements, water heaters, parking lot resurfacing, new office computers and electrical improvements. These expenditures were funded primarily through loans from affiliates of the Managing General Partner. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: During the nine months ended September 30, 2004, the Partnership completed approximately $184,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements, building improvements, air conditioning upgrades, and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $29,000 in capital improvements during the remainder of 2004. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Courthouse Apartments of approximately $5,092,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,710,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to maturity. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner at September 30, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the "Units") in the Partnership representing 43.55% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.