Form 10KSB
period 2004-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2005-03-18
CIK 773679

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $5,576,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant; therefore, no aggregate market value can be determined.


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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:


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


                          Gross
                        Carrying   Accumulated   Depreciable              Federal
Property                  Value    Depreciation      Life     Method     Tax Basis
                             (in thousands)                            (in thousands)

Plainview Apartments     $28,839     $15,431       5-25 yrs     S/L       $ 8,478
Salem Courthouse
  Apartments              15,107      10,632       5-25 yrs     S/L         1,742

                         $43,946     $26,063                              $10,220

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                        Principal
                          Balance At      Stated                             Balance
                         December 31,    Interest     Period   Maturity      Due At
       Property              2004          Rate     Amortized    Date     Maturity (3)
                        (in thousands)                                   (in thousands)
Plainview Apartments
  1st mortgage              $15,336      9.33% (1)     (1)     11/15/10      $15,336

Salem Courthouse
  Apartments
  1st mortgage                5,048         (2)       30 yrs   09/15/07        4,688

Total                       $20,384                                          $20,024

(1)   Interest only payments on a fixed rate mortgage.

(2) Adjustable rate based on the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

(3) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay the loans and other specific details about the loans.

On October 15, 2003, the Partnership refinanced its existing mortgages encumbering Salem Courthouse Apartments. The new loan was refinanced under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae, which has a maturity of five years, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collaterialized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 3.07% at December 31, 2004 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Salem Courthouse Apartments mortgages replaced the first and second mortgages totaling approximately $7,799,000 with a new mortgage in the amount of $5,200,000. The Partnership capitalized loan costs of approximately $65,000 in connection with the refinancing which are being amortized over the life of the new loan. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgages, the Partnership received an advance of approximately $2,890,000 from the Managing General Partner in order to pay off the old mortgages and pay other closing costs resulting from the refinancing. The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property are as follows:

                                         Average Annual              Average
                                          Rental Rates              Occupancy
                                           (per unit)
Property                                2004        2003         2004       2003
Plainview Apartments                   $7,117      $6,810        89%         65%
Salem Courthouse Apartments             6,054       6,304        86%         93%

The Managing General Partner attributes the decrease in occupancy at Salem Courthouse Apartments to changes in the criteria used to accept new tenants. The changes were instituted in an effort to attract and maintain more desirable tenants which will help control operating expenses.

Plainview Apartments is located in a local market where the apartment industry has been soft recently. In addition, two of the buildings at Plainview Apartments had roof leaks which led to some mold growth, several buildings have had units down as a result of fires and the property needed to be updated in order to become competitive in the local market. These factors contributed to approximately 32% of the property's total available units during the nine months ended September 30, 2003 being vacated in order to expedite reconstruction. The Partnership engaged architectural and environmental engineering experts to perform corrective action on the affected buildings. Construction was completed during the fourth quarter of 2003 and all units were restored to a leasable state.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. The properties are apartment complexes which lease units for terms of one year or less. As of December 31, 2004, no tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were as follows:

                                                 2004            2004
                                                 Taxes           Rate
                                            (in thousands)
Plainview Apartments                             $ 122           1.11%
Salem Courthouse Apartments                        221           2.09%

During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $205,000 was recorded during the third quarter of 2004. The appeal resulted in a lower assessed value which will result in a partial refund of 2002 taxes paid in 2003, a reduction in the 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Capital Improvements

Plainview Apartments: The Partnership completed approximately $351,000 in capital expenditures at Plainview Apartments during the year ended December 31, 2004, consisting of floor covering and roofing replacements, building improvements, water heaters, parking lot resurfacing, new office computers and electrical improvements. These expenditures were funded primarily through loans from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership completed approximately $365,000 in capital expenditures at Salem Courthouse Apartments during the year ended December 31, 2004, consisting of floor covering and appliance replacements, building and swimming pool improvements, air conditioning upgrades, and parking lot resurfacing. These improvements were funded from operating cash flow and loans from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units (the "Units") aggregating $20,240,000. The Partnership currently has 779 holders of record owning an aggregate of 1,011.5 units.
Affiliates of the Managing General Partner owned 440.50 units or 43.55% at December 31, 2004. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2004 there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units in the Partnership representing 43.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $1,897,000 for the year ended December 31, 2004 compared to a net loss of approximately $2,144,000 for the year ended December 31, 2003. The decrease in net loss for the comparable period is attributable to an increase in total revenues partially offset by an increase in total expenses.

Total expenses increased for the year ended December 31, 2004 due to increases in operating, depreciation and interest expense, partially offset by decreases in property tax and general and administrative expenses. Operating expense increased due to increases in property management fees, advertising, utility, salaries and contract maintenance expenses and a decrease in the capitalization of construction operating expense at Plainview Apartments which are all attributable to completion of the reconstruction of the property late in 2003 which has led to increased occupancy and operating costs in 2004. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to a decrease in the capitalization of construction period interest associated with Plainview Apartments and an increase in interest expense related to advances from the Managing General Partner. Partially offsetting the increase in interest expense is a decrease in interest expense related to the mortgage on Salem Courthouse Apartments, which refinanced in October 2003 at a lower interest rate. Property tax expense decreased due to the Partnership's appeal of the reassessed value of Salem Courthouse by the taxing authorities. During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $205,000 was recorded during the third quarter of 2004. The appeal resulted in a lower assessed value which will result in a partial refund of 2002 taxes paid in 2003, a reduction in the 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

General and administrative expense decreased for the year ended December 31, 2004 due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership are also included.

Total revenues for the year ended December 31, 2004 increased due to an increase in rental and other income. These increases were partially offset by a decrease in casualty gain. The increase in rental income is due to an increase in occupancy at Plainview Apartments and a decrease in bad debt expense at Salem Courthouse Apartments partially offset by a decrease in occupancy at Salem Courthouse Apartments. Other income increased due to an increase in utility reimbursements at Plainview Apartments, partially offset by a decrease in late charges and lease cancellation fees at Salem Courthouse Apartments.

During the year ended December 31, 2002, a casualty gain of approximately $211,000 was recorded at Plainview Apartments related to a fire that occurred in August 2002 which caused damage to ten units of the complex. The gain was the result of the receipt in 2002 of insurance proceeds of approximately $316,000 offset by the write-off of approximately $105,000 of undepreciated property improvements and replacements. During the year ended December 31, 2003, the Partnership recognized an additional casualty gain of approximately $185,000. The gain was the result of the receipt of final proceeds from the insurance carrier of approximately $192,000, offset by the write-off of approximately $7,000 of undepreciated property improvements and investments.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $226,000 compared to approximately $416,000 at December 31, 2003. Cash and cash equivalents decreased approximately $190,000 due to approximately $951,000 of cash used in investing activities, offset by approximately $490,000 and $271,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances to the Partnership made by the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Salem Courthouse Apartments and payments on advances made by the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

On October 15, 2003, the Partnership refinanced the mortgages encumbering Salem Courthouse Apartments. These loans were refinanced under a permanent credit facility ("Permanent Credit Facility"). The Permanent Credit Facility has a maturity of five years, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the Partnership. This Permanent Credit Facility also creates separate loans for each property that are not cross-collaterialized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility will begin as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 3.07% at December 31, 2004 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Salem Courthouse Apartments mortgages replaced the first and second mortgages totaling approximately $7,799,000 with a new mortgage in the amount of $5,200,000. The Partnership capitalized loan costs of approximately $65,000 in connection with the refinancing which are being amortized over the life of the new loan. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgages, the Partnership received an advance of approximately $2,890,000 from the Managing General Partner in order to pay off the old mortgages and pay other closing costs resulting from the refinancing. The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Courthouse Apartments of approximately $5,048,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,688,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000, requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions to the partners for the years ended December 31, 2004 and 2003. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2004, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units in the Partnership representing 43.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

A summary of the Partnership's  significant  accounting  policies is included in
"Note A - Organization and Summary of Significant Accounting Policies". Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Davidson Diversified Real Estate III, L.P.


We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 226
   Receivables and deposits                                                      556
   Other assets                                                                  273
   Investment properties (Notes B and E):
      Land                                                    $ 2,821
      Buildings and related personal property                   41,125
                                                                43,946
      Less accumulated depreciation                            (26,063)       17,883
                                                                            $ 18,938

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 77
   Tenant security deposit liabilities                                           123
   Accrued property taxes (Note H)                                               227
   Other liabilities                                                             244
   Due to affiliates (Note D)                                                 11,327
   Mortgage notes payable (Note B)                                            20,384

Partners' Deficit
   General partners                                            $ (269)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (13,175)      (13,444)
                                                                            $ 18,938

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                             2004           2003
Revenues:
  Rental income                                             $ 4,932       $ 4,156
  Other income                                                   644            577
  Casualty gain (Note F)                                          --            185
      Total revenues                                           5,576          4,918

Expenses:
  Operating                                                    3,016          2,529
  General and administrative                                     186            204
  Depreciation                                                 1,944          1,798
  Interest                                                     2,136          2,080
  Property taxes (Note H)                                        191            451
      Total expenses                                           7,473          7,062

Net loss (Note C)                                          $ (1,897)      $ (2,144)

Net loss allocated to general partners (2%)                  $ (38)        $ (43)
Net loss allocated to limited partners (98%)                  (1,859)        (2,101)
                                                           $ (1,897)      $ (2,144)

Net loss per limited partnership unit                     $(1,837.86)    $(2,077.11)

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)




                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners      Total

Original capital contributions           1,013.0        $ 1      $ 20,240     $ 20,241

Partners' deficit at
  December 31, 2002                      1,011.5       $ (188)   $ (9,215)    $ (9,403)

Net loss for the year ended
  December 31, 2003                           --          (43)     (2,101)      (2,144)

Partners' deficit at
  December 31, 2003                      1,011.5         (231)    (11,316)     (11,547)

Net loss for the year ended
  December 31, 2004                           --          (38)     (1,859)      (1,897)

Partners' deficit at
  December 31, 2004                      1,011.5       $ (269)   $(13,175)    $(13,444)

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                                    2004      2003
Cash flows from operating activities:
  Net loss                                                        $(1,897)     $(2,144)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                   1,944        1,798
     Amortization of mortgage discount and loan costs                  32           68
     Casualty gain                                                     --         (185)
     Bad debt expense                                                 127          247
     Change in accounts:
      Receivables and deposits                                       (421)        (400)
      Other assets                                                    (45)         (47)
      Accounts payable                                                (34)          (2)
      Tenant security deposit liabilities                             (20)          72
      Accrued property taxes                                          (59)          25
      Other liabilities                                                18          (29)
      Due to affiliates                                               626          193
         Net cash provided by (used in) operating activities          271         (404)

Cash flows from investing activities:
  Property improvements and replacements                             (951)      (5,419)
  Net withdrawals from restricted escrows                              --          793
  Insurance proceeds received                                          --          192
         Net cash used in investing activities                       (951)      (4,434)

Cash flows from financing activities:
  Proceeds from mortgage refinancing                                   --        5,200
  Repayment of mortgage notes payable                                  --       (7,799)
  Payments on mortgage notes payable                                 (141)        (140)
  Loan cost                                                            --          (65)
  Advances from affiliate                                              633       7,808
  Payments on advances from affiliate                                   (2)        (61)
         Net cash provided by financing activities                     490       4,943

Net (decrease) increase in cash and cash equivalents                 (190)         105
Cash and cash equivalents at beginning of year                        416          311
Cash and cash equivalents at end of year                           $ 226        $ 416

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,632      $ 2,213

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                          $ --        $ 235

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization

Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant"), is a Delaware limited partnership organized in July 1985 to acquire and operate residential real estate properties. The Partnership owns and operates two apartment complexes, one each located in Kentucky and Indiana. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $204,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $282,000, less accumulated amortization of approximately $151,000, are included in other assets and are amortized over the terms of the related loan agreements. Amortization expense for 2004 and 2003 of approximately $32,000 and $46,000, respectively, is included in interest expense in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $32,000 for both of the years 2005 and 2006, approximately $26,000 in 2007 and approximately $14,000 in both 2008 and 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt, at the Partnership's incremental borrowing rate, is approximately $22,702,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $122,000 and $101,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense.

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

Note B - Mortgage Notes Payable


                          Principal     Monthly                           Principal
                         Balance At     Payment     Stated                 Balance
                        December 31,   Including   Interest  Maturity       Due At
       Property             2004       Interest      Rate      Date        Maturity
                             (in thousands)                             (in thousands)

Plainview Apartments       $15,336     $ 119 (1)    9.33%    11/15/10      $15,336
Salem Courthouse
  Apartments                 5,048        24         (2)     09/15/07        4,688

Totals                     $20,384     $ 143                               $20,024

(1)   Interest only payments on a fixed rate mortgage.

(2) Adjustable rate based on the Fannie Mae discounted mortgage backed security index plus 85 basis points. The rate at December 31, 2004 was 3.07%.

On October 15, 2003, the Partnership refinanced its existing mortgages encumbering Salem Courthouse Apartments. The new loan was refinanced under a permanent credit facility ("Permanent Credit Facility") with Fannie Mae, which has a maturity of five years, with one five-year extension option. The Permanent Credit Facility includes properties in other partnerships that are affiliated with the Partnership. The Permanent Credit Facility creates separate loans for each property that are not cross-collaterialized or cross-defaulted with the other property loans. Each note under this Permanent Credit Facility begins as a variable rate loan with the option of converting to a fixed rate loan after three years. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points. The rate was 3.07% at December 31, 2004 and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule using the interest rate in effect during the first month that any property is in the Permanent Credit Facility. The loans are prepayable without penalty.

The refinancing of the existing Salem Courthouse Apartments mortgages replaced the first and second mortgages totaling approximately $7,799,000 with a new mortgage in the amount of $5,200,000. The Partnership capitalized loan costs of approximately $65,000 in connection with the refinancing which are being amortized over the life of the new loan. Due to the shortfall between the new mortgage loan and the amount needed to pay off the existing mortgages, the Partnership received an advance of approximately $2,890,000 from the Managing General Partner in order to pay off the old mortgages and pay other closing costs resulting from the refinancing. The Partnership expects to repay the advance from operations and/or the proceeds from the eventual sale of the property.

The mortgage note payable encumbering Plainview Apartments is a fixed rate mortgage while the mortgage note payable encumbering Salem Courthouse is a variable rate mortgage. Both mortgages are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage note payable encumbering Plainview Apartments includes a prepayment penalty if repaid prior to maturity. There is no repayment penalty associated with the mortgage note payable encumbering Salem Courthouse. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                   Years Ended December 31,
                             2005                 $ 122
                             2006                    135
                             2007                  4,791
                             2008                     --
                             2009                     --
                          Thereafter              15,336

                                                 $20,384

Note C - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                             2004                  2003
   Net loss as reported                  $  (1,897)             $  (2,144)
   Add (deduct)
     Depreciation difference                    33                     42
     Unearned income                            (6)                     8
     Casualty                                   --                   (627)
     Other                                      10                    267
   Federal taxable loss                  $  (1,860)             $  (2,454)

   Federal taxable income (loss) per
     limited partnership unit            $ (818.48) (1)         $5,167.87 (2)

(1) For 2004 special minimum gain provisions exist which result in the limited partners being allocated a non-pro rata amount of loss in the amount of approximately $828,000.

(2)   For 2003 special  minimum gain  provisions  existed which  resulted in the
      limited   partners  being  allocated   taxable  income  of   approximately
      $5,227,000.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported                              $(13,444)
Land and buildings                                            418
Accumulated depreciation                                   (8,081)
Syndication                                                 1,621
Distribution fees                                           1,051
Other                                                         151
Net liabilities - Federal tax basis                      $(18,284)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2004 and 2003.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid or accrued to such affiliates approximately $273,000 and $233,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. At December 31, 2004, approximately $3,000 of property management fees are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $266,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $117,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, approximately $676,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2004 and 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $633,000 and $7,808,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. The loans made during 2004 were to cover operational and redevelopment costs of approximately $562,000 at Plainview Apartments and approximately $71,000 to cover operational expenses at Salem Courthouse Apartments. The loans made during 2003 were to cover operational and redevelopment costs of approximately $4,918,000 at Plainview Apartments and approximately $2,890,000 in connection with the mortgage refinancing of Salem Courthouse Apartments (see "Note B"). At December 31, 2004, the balance of the advances was approximately $10,648,000, including accrued interest of approximately $544,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense of approximately $539,000 and $233,000 was recognized during the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Partnership repaid advances of approximately $2,000 and $61,000, respectively, to an affiliate of the Managing General Partner.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2004 from both AIMCO and a third party. For 2003, the Managing General Partner obtained insurance coverage for Plainview Apartments from a third party. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units in the Partnership representing 43.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings        Net Cost
                                                      and Related      Capitalized
                                                       Personal       Subsequent to
       Description          Encumbrances     Land      Property        Acquisition
                           (in thousands)                            (in thousands)

Plainview Apartments          $15,336       $ 2,047     $16,584         $ 10,208
Salem Courthouse
  Apartments                    5,048           774      11,198            3,135

Totals                        $20,384       $ 2,821     $27,782         $ 13,343


                     Gross Amount At Which Carried
                          At December 31, 2004
                             (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated     Date of      Date    Depreciable
   Description     Land    Property    Total  Depreciation Construction  Acquired     Life

Plainview                                                  Phase I 1973    05/86
  Apartments      $ 2,047   $26,792   $28,839   $15,431    Phase II 1978   05/86    5-25 yrs

Salem Courthouse
  Apartments          774    14,333    15,107     10,632       1978        11/85    5-25 yrs

     Totals       $ 2,821   $41,125   $43,946   $ 26,063

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                  2004         2003
Investment Properties
Balance at beginning of year                    $43,230       $37,829
  Property improvements and replacements            716         5,642
  Disposal of property                               --          (241)
Balance at end of year                          $43,946       $43,230

Accumulated Depreciation
Balance at beginning of year                    $24,119       $22,556
  Additions charged to expense                    1,944         1,798
  Disposal of property                               --          (235)
Balance at end of year                          $26,063       $24,119

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $44,364,000 and $43,544,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $34,144,000 and $32,232,000, respectively.

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

During the construction period certain expenses were capitalized and are being depreciated over the remaining life of the property. For the year ended December 31, 2003, approximately $208,000 of construction period interest, approximately $32,000 of real estate taxes and approximately $94,000 of operating costs were capitalized. No such costs were capitalized during the year ended December 31, 2004.

Note H - Accrued Property Taxes

During 2003, the state of Indiana implemented a reassessment of property values. The Partnership successfully appealed the reassessed property tax value of Salem Courthouse Apartments. In the state of Indiana property tax bills are paid one year in arrears. Thus, the 2003 property tax bills are received and paid in 2004. As a result of the Partnership's successful appeal of the reassessed property value an adjustment of approximately $205,000 was recorded during the third quarter of 2004. The appeal resulted in a lower assessed value which will result in a partial refund of 2002 taxes paid in 2003, a reduction in the 2003 taxes paid in 2004 and a reduction in the accrual for 2004 taxes to be paid in 2005.

Note I - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During 2003, the Partnership completed a rehabilitation project at Plainview Apartments which cost approximately $5,300,000. Part of the rehabilitation project was to address mold abatement conditions with the rest relating to general updating of the property. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Harry G. Alcock              42    Director and Executive Vice President
Martha L. Long               45    Director and Senior Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2004, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                              Number of Units          Percentage

AIMCO IPLP, L.P.                         33.25                  3.29%
  (an affiliate of AIMCO)

AIMCO Properties, L.P.                  407.25                 40.26%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2004 and 2003.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid or accrued to such affiliates approximately $273,000 and $233,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. At December 31, 2004, approximately $3,000 of property management fees are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $266,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $37,000 and $117,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties. At December 31, 2004, approximately $676,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the years ended December 31, 2004 and 2003, an affiliate of the Managing General Partner advanced the Partnership approximately $633,000 and $7,808,000, respectively. These loans were made in accordance with the terms of the Partnership Agreement. The loans made during 2004 were to cover operational and redevelopment costs of approximately $562,000 at Plainview Apartments and approximately $71,000 to cover operational expenses at Salem Courthouse Apartments. The loans made during 2003 were to cover operational and redevelopment costs of approximately $4,918,000 at Plainview Apartments and approximately $2,890,000 in connection with the mortgage refinancing of Salem Courthouse Apartments (see "Note B"). At December 31, 2004, the balance of the advances was approximately $10,648,000, including accrued interest of approximately $544,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (7.25% at December 31, 2004). Interest expense of approximately $539,000 and $233,000 was recognized during the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, the Partnership repaid advances of approximately $2,000 and $61,000, respectively, to an affiliate of the Managing General Partner.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2004 from both AIMCO and a third party. For 2003, the Managing General Partner obtained insurance coverage for Plainview Apartments from a third party. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $36,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units in the Partnership representing 43.55% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $38,000 for 2004 and approximately $37,000 for 2003. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $13,000 and $11,000 for 2004 and 2003, respectively.

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


                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties, Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date:  March 18, 2005

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

Date:  March 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.