Form 10QSB
period 2005-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2005-05-16
CIK 773679

0

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 202
   Receivables and deposits                                                      650
   Other assets                                                                  374
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   41,331
                                                                44,152
      Less accumulated depreciation                            (26,548)       17,604
                                                                            $ 18,830

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 180
   Tenant security deposit liabilities                                           123
   Accrued property taxes                                                        321
   Other liabilities                                                             221
   Due to affiliates (Note B)                                                 11,542
   Mortgage notes payable                                                     20,351

Partners' Deficit
   General partners                                            $ (278)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (13,630)      (13,908)
                                                                            $ 18,830

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2005          2004
Revenues:
   Rental income                                             $ 1,340        $ 1,166
   Other income                                                   183           173
      Total revenues                                            1,523         1,339

Expenses:
   Operating                                                      771           661
   General and administrative                                      45            42
   Depreciation                                                   485           488
   Interest                                                       592           510
   Property taxes                                                  94           102
      Total expenses                                            1,987         1,803

Net loss                                                      $ (464)       $ (464)

Net loss allocated to general partners (2%)                    $ (9)         $ (9)
Net loss allocated to limited partners (98%)                     (455)         (455)

                                                              $ (464)       $ (464)

Net loss per limited partnership unit                        $(449.83)     $(449.83)

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2004                   1,011.5        $ (269)    $(13,175)    $(13,444)

Net loss for the three months
   ended March 31, 2005                     --            (9)        (455)        (464)

Partners' deficit at
   March 31, 2005                      1,011.5        $ (278)    $(13,630)    $(13,908)

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                     2005         2004

Cash flows from operating activities:
  Net loss                                                          $ (464)      $ (464)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                       485          488
     Amortization of mortgage discounts and loan costs                    8            8
     Change in accounts:
      Receivables and deposits                                          (94)        (244)
      Other assets                                                     (109)        (141)
      Accounts payable                                                   58           82
      Tenant security deposit liabilities                                --            1
      Accrued property taxes                                             94          103
      Other liabilities                                                 (23)          33
      Due to affiliates                                                 215          143
         Net cash provided by operating activities                      170            9

Cash flows used in investing activities:
  Property improvements and replacements                               (161)        (298)

Cash flows from financing activities:
  Payments on mortgage notes payable                                    (33)         (32)
  Advances from affiliate                                                --          263
         Net cash (used in) provided by financing activities            (33)         231

Net decrease in cash and cash equivalents                               (24)         (58)
Cash and cash equivalents at beginning of period                        226          416

Cash and cash equivalents at end of period                           $ 202        $ 358

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 400        $ 382

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                  $ 45         $ --

At December 31, 2003, approximately $235,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements during the three months ended March 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2005 and 2004.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $65,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $81,000 and $50,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $31,000 and $12,000. The construction management services fees are calculated based on a percentage of current year additions to investment properties. At March 31, 2005, approximately $725,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the three months ended March 31, 2005, no advances were made by the Managing General Partner to the Partnership. During the three months ended March 31, 2004, the Managing General Partner advanced the Partnership approximately $263,000 for redevelopment costs and operational expenses at Plainview Apartments.

These advances were made in accordance with the terms of the Partnership Agreement. At March 31, 2005, the balance of the advances, including accrued interest, was approximately $10,817,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (7.75% at March 31, 2005). Interest expense was approximately $169,000 and $121,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2005 and 2004 from both AIMCO and a third party. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $49,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $68,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Partnership Income Taxes

The state of Kentucky has recently enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership. One of the provisions of the legislation will require the Partnership to be liable for any Kentucky income taxes that arise as a result of one of the Partnership's properties, Plainview Apartments, being located in the state of Kentucky. The Partnership is not able to estimate at this time what, if any, current income tax or deferred income tax asset/(liability) might exist at March 31, 2005 or for the year ending December 31, 2005 as the state of Kentucky has not yet issued regulations as to how the new tax is to be calculated and implemented.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the three months ended March 31, 2005 and 2004:

                                                 Average Occupancy
                                                 2005        2004
         Salem Courthouse
            Indianapolis, Indiana                 85%         91%

         Plainview Apartments
            Louisville, Kentucky                  96%         81%

The Managing General Partner attributes the decrease in occupancy at Salem Courthouse Apartments to changes in the criteria used to accept new tenants. The changes were instituted in an effort to attract and maintain more desirable tenants which will help control operating expenses.

The Managing General Partner attributes the increase in occupancy at Plainview Apartments to a redevelopment project which was completed in December 2003 that made the property more competitive in the local market.

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

Results of Operations

The Partnership recognized a net loss of approximately $464,000 for each of the three months ending March 31, 2005 and March 31, 2004. For the three months ended March 31, 2005, total revenues and total expenses increased compared to the three months ended March 31, 2004. Total revenues increased due to an increase in rental and other income. Rental income increased due to an increase in occupancy at Plainview Apartments, an increase in the average rental rate at both properties and a decrease in bad debt expense at Salem Courthouse Apartments partially offset by a decrease in occupancy at Salem Courthouse Apartments. Other income increased due to an increase in utility reimbursements and lease cancellation fees at Plainview Apartments partially offset by a decrease in late fees and lease cancellation fees at Salem Courthouse Apartments.

Total expenses increased for the three months ended March 31, 2005 due to an increase in operating and interest expense partially offset by a decrease in property tax expense. General and administrative and depreciation expenses remained relatively constant for the comparable periods. Operating expense increased due to an increase in property expense partially offset by a decrease in maintenance expense. Property expense increased due to an increase in salaries and related expense at Plainview Apartments and an increase in utility expense at both of the Partnership's investment properties. Maintenance expense decreased due to a decrease in contract expense at both of the Partnership's investment properties. Interest expense increased due to an increase in the variable interest rate charged on the mortgage encumbering Salem Courthouse Apartments and an increase in the prime rate which is charged on the advances from affiliates of the Managing General Partner. Property tax expense decreased due to the successful appeal of the reassessed value of Salem Courthouse Apartments during 2004.

Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership are also included.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $202,000 compared to approximately $358,000 at March 31, 2004. The decrease in cash an cash equivalents of approximately $24,000 from December 31, 2004 is due to approximately $161,000 and $33,000 of cash used in investing and financing activities, respectively, partially offset by approximately $170,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Salem Courthouse Apartments. The Partnership invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $43,000 in capital expenditures at Plainview Apartments consisting of floor covering replacements, furniture and fixture upgrades and water heaters. These expenditures were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: During the three months ended March 31, 2005, the Partnership completed approximately $163,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements, exterior upgrades and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Courthouse Apartments of approximately $5,015,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,688,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to maturity. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner at March 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the "Units") in the Partnership representing 43.55% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6      EXHIBITS

            See Exhibit Index.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.


                                    By:   Davidson Diversified Properties,Inc.,
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: May 16, 2005

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 16, 2005

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

Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.