Form 10QSB
period 2005-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2005-08-15
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2005


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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)


                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 301
   Receivables and deposits                                                      490
   Other assets                                                                  362
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   41,525
                                                               44,346
      Less accumulated depreciation                            (27,035)       17,311
                                                                            $ 18,464

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 48
   Tenant security deposit liabilities                                           125
   Accrued property taxes                                                        316
   Other liabilities                                                             234
   Deferred tax liability (Note C)                                               301
   Due to affiliates (Note B)                                                 11,781
   Mortgage notes payable                                                     20,318

Partners' Deficit
   General partners                                            $ (293)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (14,366)      (14,659)
                                                                            $ 18,464

            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                        Three months Ended            Six Months Ended
                                             June 30,                     June 30,
                                        2005          2004           2005          2004

Revenues:
  Rental income                        $ 1,373       $ 1,163       $ 2,713        $ 2,329
  Other income                             193           176            376            349
      Total revenues                     1,566         1,339          3,089          2,678

Expenses:
  Operating                                755           787          1,526          1,448
  General and administrative                58            51            103             93
  Depreciation                             487           489            972            977
  Interest                                 618           524          1,210          1,034
  Property taxes                            98           104            192            206
  Deferred tax expense (Note C)            301            --            301             --
      Total expenses                     2,317         1,955          4,304          3,758

Net loss                               $ (751)       $ (616)       $ (1,215)     $ (1,080)

Net loss allocated to general
  partners (2%)                         $ (15)        $ (13)        $ (24)         $ (22)
Net loss allocated to limited
  partners (98%)                          (736)         (603)        (1,191)        (1,058)

                                       $ (751)       $ (616)       $ (1,215)     $ (1,080)

Net loss per limited partnership
  unit                                $(727.63)     $(596.14)     $(1,177.46)   $(1,045.97)


            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2004                   1,011.5        $ (269)    $(13,175)    $(13,444)

Net loss for the six months
   ended June 30, 2005                      --           (24)      (1,191)      (1,215)

Partners' deficit at
   June 30, 2005                       1,011.5        $ (293)    $(14,366)    $(14,659)


            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2005         2004
Cash flows from operating activities:
  Net loss                                                         $(1,215)     $(1,080)
  Adjustments to reconcile net loss to net cash provided by
   (used in) by operating activities:
     Depreciation                                                      972          977
     Amortization of mortgage discounts and loan costs                  16           16
     Bad debt expense                                                   45           55
     Change in accounts:
      Receivables and deposits                                          21         (220)
      Other assets                                                    (105)        (106)
      Accounts payable                                                 (44)          36
      Tenant security deposit liabilities                                2           (7)
      Accrued property taxes                                            89           37
      Other liabilities                                                (10)         (69)
      Deferred tax liability                                           301           --
      Due to affiliates                                                454          238
         Net cash provided by (used in) operating activities           526         (123)

Cash flows used in investing activities:
  Property improvements and replacements                              (385)        (399)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (66)         (64)
  Advances from affiliates                                              --          403
  Payments on advances from affiliates                                  --           (2)
         Net cash  (used in) provided by financing activities          (66)         337

Net increase (decrease) in cash and cash equivalents                    75         (185)
Cash and cash equivalents at beginning of period                       226          416

Cash and cash equivalents at end of period                          $ 301        $ 231

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 809        $ 836

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                          $ 15         $ 46

At December 31, 2003 approximately $235,000 of property improvements and replacements were included in accounts payable and which are included in property improvements and replacements during the six months ended June 30, 2004.


            See Accompanying Notes to Consolidated Financial Statements

                     DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2005 and 2004.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's investment properties for providing property management services. The Partnership paid to such affiliates approximately $152,000 and $132,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $109,000 and $78,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $36,000 and $13,000. The construction management services fees are calculated based on a percentage of additions to investment properties. At June 30, 2005, approximately $774,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the six months ended June 30, 2005, no advances were made by the Managing General Partner to the Partnership. During the six months ended June 30, 2004, the Managing General Partner advanced the Partnership approximately $403,000 for redevelopment costs and operational expenses at Plainview Apartments. These advances were made in accordance with the terms of the Partnership Agreement. At June 30, 2005, the balance of the advances, including accrued interest, was approximately $11,007,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (8.25% at June 30, 2005). Interest expense was approximately $358,000 and $247,000 for the six months ended June 30, 2005 and 2004, respectively.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2005 and 2004 from both AIMCO and a third party. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $68,000 for insurance coverage and fees associated with policy claims administration.

Note C - Partnership Income Taxes

The state of Kentucky has recently enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership. One of the provisions of the legislation will require the Partnership to be liable for any Kentucky income taxes that arise as a result of one of the Partnership's properties, Plainview Apartments, being located in the state of Kentucky. The Partnership has estimated that at June 30, 2005 a deferred tax liability exists of approximately $301,000 as a result of this tax legislation and accordingly recorded such liability during the second quarter of 2005.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure. During 2003, the Partnership completed a rehabilitation project at Plainview Apartments which cost approximately $5,300,000. Part of the rehabilitation project was to address mold abatement conditions with the rest relating to general updating of the property. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the six months ended June 30, 2005 and 2004:

                                                 Average Occupancy
                                                  2005       2004
         Salem Courthouse
            Indianapolis, Indiana                 90%         88%

         Plainview Apartments
            Louisville, Kentucky                  95%         82%

The Managing General Partner attributes the increase in occupancy at Plainview Apartments to a redevelopment project which was completed in December 2003 that made the property more competitive in the local market and to increased employment opportunities in the local market.

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

Results of Operations

The Partnership recognized a net loss of approximately $751,000 and $1,215,000 for the three and six months ended June 30, 2005 compared to a net loss of approximately $616,000 and $1,080,000 for the three and six months ended June 30, 2004. The increase in net loss for both the three and six months ended June 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues for both the three and six months ended June 30, 2005 increased due to an increase in rental income and other income. Rental income increased due to an increase in occupancy and average rental rates at both properties and a decrease in bad debt expense at Salem Courthouse Apartments. Other income increased due to an increase in utility reimbursements, lease cancellation fees, and cleaning and damage fees at Plainview Apartments partially offset by a decrease in late fees, lease cancellation fees, and legal fees at Salem Courthouse Apartments.

Total expenses increased for the six months ended June 30, 2005 due to increases in operating, general and administrative, interest and deferred tax expenses partially offset by a decrease in property tax expense. Depreciation expense remained relatively constant for the comparable period. Operating expense increased due to an increase in property expense and property management fees partially offset by a decrease in maintenance expense. Property expense increased due to an increase in utility expense and salaries and related employee benefits at both of the Partnership's investment properties. Property management fees increased as a result of the increase in rental income, predominately at Plainview Apartments, on which such fee is based. Maintenance expense decreased due to a decrease in contract repairs expense at both of the Partnership's investment properties. Interest expense increased due to an increase in the variable interest rate charged on the mortgage encumbering Salem Courthouse Apartments and an increase in the prime rate which is charged on the advances from affiliates of the Managing General Partner. Property tax expense decreased due to the successful appeal of the reassessed value of Salem Courthouse Apartments during 2004.

The state of Kentucky has recently enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership. One of the provisions of the legislation will require the Partnership to be liable for any Kentucky income taxes that arise as a result of one of the Partnership's properties, Plainview Apartments, being located in the state of Kentucky. The Partnership has estimated that at June 30, 2005 a deferred tax liability exists of approximately $301,000 as a result of this tax legislation and accordingly recorded such liability during the second quarter of 2005.

Total expenses increased for the three months ended June 30, 2005 due to increases in interest, general and administrative and deferred tax expenses, as discussed above and below partially offset by a decrease in operating expense. Depreciation and property tax expenses remained relatively constant for the comparable period. Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in property expense. Maintenance expense decreased due to a decrease in contract repairs expense at both of the Partnership's investment properties. Property expense increased due to an increase in utility expense at both of the Partnership's investment properties and salaries and related benefits at Salem Courthouse Apartments.

General and administrative expenses increased for the three and six months ended June 30, 2005 due to an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with investor communications. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $301,000 compared to approximately $231,000 at June 30, 2004. The increase in cash and cash equivalents of approximately $75,000 from December 31, 2004 is due to approximately $526,000 of cash provided by operating activities partially offset by approximately $385,000 and $66,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Salem Courthouse Apartments. The Partnership invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $85,000 in capital expenditures at Plainview Apartments consisting of floor covering and water heater replacements, furniture and fixture upgrades, and swimming pool improvements. These expenditures were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: During the six months ended June 30, 2005, the Partnership completed approximately $315,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements, exterior upgrades, plumbing fixtures, air conditioning units, interior painting of common areas and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Courthouse Apartments of approximately $4,982,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,688,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to maturity. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure.

There were no distributions to the partners during the six months ended June 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner at June 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the "Units") in the Partnership representing 43.55% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

      4 Certificate of Limited Partnership dated June 28, 1985 is incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on form S-11(Registration No. 2-99257).

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

                    DAVIDSON DIVERSIFIED REAL ESTATE III, LP
                            EXHIBIT INDEX (continued)

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

      99B         Agreement of Limited Partnership for Salem  Courthouse  L.P.
                  between Davidson III GP Limited Partnership and Davidson Diversified Real Estate III,L.P. entered into on September 15, 1993.

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

Date:  August 12, 2005

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

Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.