Form 10QSB
period 2005-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2005-11-14
CIK 773679

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No __X__

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $   407
   Receivables and deposits                                                      535
   Other assets                                                                  313
   Investment properties:
      Land                                                    $ 2,821
      Buildings and related personal property                   41,707
                                                                44,528
      Less accumulated depreciation                            (27,536)       16,992
                                                                            $ 18,247

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 4
   Tenant security deposit liabilities                                           121
   Accrued property taxes                                                        381
   Other liabilities                                                             250
   Deferred tax liability (Note C)                                               301
   Due to affiliates (Note B)                                                 12,008
   Mortgage notes payable                                                     20,285

Partners' Deficit
   General partners                                            $ (302)
   Limited partners (1,011.5 units issued and
      outstanding)                                             (14,801)      (15,103)
                                                                            $ 18,247

                See Accompanying Notes to Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        2005          2004           2005          2004
Revenues:
  Rental income                        $ 1,410       $ 1,307       $ 4,123        $ 3,636
  Other income                             177           135            553            484
      Total revenues                     1,587         1,442          4,676          4,120

Expenses:
  Operating                                743           807          2,269          2,255
  General and administrative                54            36            157            129
  Depreciation                             501           484          1,473          1,461
  Interest                                 643           538          1,853          1,572
  Property taxes                            90          (105)           282            101
  Deferred tax expense (Note C)             --            --            301             --

      Total expenses                     2,031         1,760          6,335          5,518

Net loss                               $ (444)       $ (318)       $ (1,659)     $ (1,398)

Net loss allocated to general
  partners (2%)                         $ (9)         $ (6)         $ (33)         $ (28)
Net loss allocated to limited
  partners (98%)                          (435)         (312)        (1,626)        (1,370)

                                       $ (444)       $ (318)       $ (1,659)     $ (1,398)

Net loss per limited partnership
  unit                                $(430.05)     $(308.45)     $(1,607.51)   $(1,354.42)

                See Accompanying Notes to Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners      Total

Original capital contributions         1,013.0         $ 1       $ 20,240     $ 20,241

Partners' deficit at
   December 31, 2004                   1,011.5        $ (269)    $(13,175)    $(13,444)

Net loss for the nine months
   ended September 30, 2005                 --           (33)      (1,626)      (1,659)

Partners' deficit at
   September 30, 2005                  1,011.5        $ (302)    $(14,801)    $(15,103)

                See Accompanying Notes to Financial Statements

                   DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2005         2004
Cash flows from operating activities:
  Net loss                                                         $(1,659)     $(1,398)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation                                                    1,473        1,461
     Amortization of mortgage discounts and loan costs                  24           24
     Bad debt expense                                                   76           82
     Change in accounts:
      Receivables and deposits                                         (55)        (442)
      Other assets                                                     (64)        (105)
      Accounts payable                                                 (73)           8
      Tenant security deposit liabilities                               (2)         (12)
      Accrued property taxes                                           154           25
      Other liabilities                                                  6            1
      Deferred tax liability                                           301           --
      Due to affiliates                                                681          410
         Net cash provided by operating activities                     862           54

Cash flows used in investing activities:
  Property improvements and replacements                              (582)        (596)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (99)         (97)
  Advances from affiliates                                              --          521
  Payments on advances from affiliates                                  --           (2)
         Net cash (used in) provided by financing activities           (99)         422

Net increase (decrease) in cash and cash equivalents                   181         (120)
Cash and cash equivalents at beginning of period                       226          416

Cash and cash equivalents at end of period                          $ 407        $ 296

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,228      $ 1,223

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ --         $ 53

At December 31, 2003 approximately $235,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements during the nine months ended September 30, 2004.

                See Accompanying Notes to Financial Statements

                  DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Davidson Diversified Properties, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2005 and 2004.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $230,000 and $199,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $169,000 and $106,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $59,000 and $13,000, respectively. The construction management services fees are calculated based on a percentage of additions to investment properties. At September 30, 2005, approximately $796,000 of reimbursements for services and associated interest were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2005, no advances were made by the Managing General Partner to the Partnership. During the nine months ended September 30, 2004, the Managing General Partner advanced the Partnership approximately $521,000 for redevelopment costs and operational expenses at Plainview Apartments and the Partnership. These advances were made in accordance with the terms of the Partnership Agreement. At September 30, 2005, the balance of the advances, including accrued interest, was approximately $11,212,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (8.75% at September 30, 2005). Interest expense was approximately $564,000 and $385,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2004, the Partnership repaid advances of approximately $2,000. There were no such payments during the nine months ended September 30, 2005.

The Partnership insures Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2005 and 2004 from both AIMCO and a third party. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $81,000 and $68,000 for insurance coverage and fees associated with policy claims administration.

Note C - Partnership Income Taxes

The state of Kentucky has recently enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership. One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of one of the Partnership's properties, Plainview Apartments, being located in the state of Kentucky. During the second quarter of 2005, the Partnership estimated that a deferred tax liability exists of approximately $301,000 as a result of this tax legislation and accordingly recorded such liability at that time.

Note D - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a sale contract with a third party to sell Salem Courthouse Apartments for a purchase price of approximately $12,473,000. The anticipated closing date is November 30, 2005. For the nine months ended September 30, 2005 the property had total revenues of approximately $1,834,000 and net income of approximately $41,000. The net book value of Salem Courthouse Apartments assets at September 30, 2005 was approximately $4,351,000.

Note E - Contingencies

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of these properties for the nine months ended September 30, 2005 and 2004:

                                                 Average Occupancy
                                                 2005        2004
         Salem Courthouse
            Indianapolis, Indiana                 92%         86%

         Plainview Apartments
            Louisville, Kentucky                  95%         87%

The  Managing  General  Partner  attributes  the  increase in occupancy at Salem
Courthouse  to  property  management  raising  the  qualifying   conditions  for
prospective tenants in order to attract a more stable tenant population.

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

Results of Operations

The Partnership recognized a net loss of approximately $444,000 and $1,659,000 for the three and nine months ended September 30, 2005 compared to a net loss of approximately $318,000 and $1,398,000 for the three and nine months ended September 30, 2004. The increase in the net loss for the three and nine months ended September 30, 2005 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased for both the three and nine months ended September 30, 2005 due to an increase in rental income and other income. Rental income increased due to an increase in occupancy and average rental rates at both properties and a decrease in bad debt expense at Salem Courthouse Apartments. Other income increased due to an increase in utility reimbursements, lease cancellation fees, and cleaning and damage fees at Plainview Apartments partially offset by a decrease in late fees, lease cancellation fees, and legal fees at Salem Courthouse Apartments.

Total expenses increased for the nine months ended September 30, 2005 due to increases in operating, general and administrative, depreciation, interest, deferred tax and property tax expenses. Operating expense increased due to an increase in property expense and property management fees partially offset by a decrease in maintenance expense. Property expense increased due to an increase in utility expense and salaries and related employee benefits at both of the Partnership's investment properties. Property management fees increased as a result of the increase in rental income, predominately at Plainview Apartments, on which such fee is based. Maintenance expense decreased due to a decrease in contract repairs expense at both of the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in the variable interest rate charged on the mortgage encumbering Salem Courthouse Apartments and increase in the prime rate, which is charged on the advances from affiliates of the Managing General Partner. Property tax expense increased due to the successful appeal of the reassessed value of Salem Courthouse during 2004 which resulted in tax refunds for prior years being recognized during 2004 due to an adjustment in the reassessment of Salem Courthouse Apartments during 2004.

Total expenses increased for the three months ended September 30, 2005 due to increases in general and administrative, depreciation, interest and property tax expenses, as discussed above and below partially offset by a decrease in operating expense. Operating expense decreased as a result of a decrease in maintenance expense partially offset by increases in property expense as discussed above.

The state of Kentucky has recently enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership. One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of one of the Partnership's properties, Plainview Apartments, being located in the state of Kentucky. During the second quarter of 2005, the Partnership estimated that at a deferred tax liability exists of approximately $301,000 as a result of this tax legislation and accordingly recorded such liability at that time.

General and administrative expenses increased for the three and nine months ended September 30, 2005 due to an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $407,000 compared to approximately $296,000 at September 30, 2004. The increase in cash and cash equivalents of approximately $181,000 from December 31, 2004 is due to approximately $862,000 of cash provided by operating activities partially offset by approximately $582,000 and $99,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Salem Courthouse Apartments. The Partnership invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $122,000 in capital expenditures at Plainview Apartments consisting of floor covering and water heater replacements, furniture and fixture upgrades, and swimming pool improvements. These expenditures were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: During the nine months ended September 30, 2005, the Partnership completed approximately $460,000 of capital improvements at Salem Courthouse Apartments, consisting primarily of floor covering and appliance replacements, exterior upgrades, plumbing fixtures, air conditioning units, interior painting of common areas, maintenance equipment, and structural and electrical improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Salem Courthouse Apartments of approximately $4,949,000 has a maturity date of September 15, 2007 at which time a balloon payment totaling approximately $4,688,000 is due. At that time, the Managing General Partner has the option to extend the maturity of this loan for another five years. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to maturity. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the properties through foreclosure. Subsequent to September 30, 2005, the Partnership entered into a sale contract with a third party to sell Salem Courthouse for a purchase price of approximately $12,473,000. The anticipated closing date is November 30, 2005. For the nine months ended September 30, 2005 the property had total revenues of approximately $1,834,000 and net income of approximately $41,000. The net book value of Salem Courthouse Apartments assets at September 30, 2005 was approximately $4,351,000.

There were no distributions to the partners during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to the Managing General Partner at September 30, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the "Units") in the Partnership representing 43.55% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

      10DD a) Purchase and Sale Contract dated August 16, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC.

      10DD b)     First   Amendment  to  Purchase  and  Sale  Contract   dated
                  September 23, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC.

      10DD c) Reinstatement and Second Amendment to Purchase and Sale Contract dated October 11, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 10DDa

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                             SALEM COURTHOUSE, L.P.,

                      a South Carolina limited partnership





                                    AS SELLER




                                       AND




                          PRIME QUEST MANAGEMENT, LLC,

                      an Illinois limited liability company



                                  AS PURCHASER


                           SALEM COURTHOUSE APARTMENTS

8358\735\926279. 6SALEM -iii- COURTHOUSE, INDIANA -iii-





SALEM COURTHOUSE, INDIANA          -i-

8358\735\926279.6

ARTICLE I      DEFINED TERMS.................................................1

ARTICLE II     PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT...................7

      2.1   Purchase and Sale................................................7

      2.2   Purchase Price and Deposit.......................................7

      2.3   Escrow Provisions Regarding Deposit..............................8

ARTICLE III    FEASIBILITY PERIOD............................................9

      3.1   Feasibility Period...............................................9

      3.2   Expiration of Feasibility Period................................10

      3.3   Conduct of Investigation........................................10

      3.4   Purchaser Indemnification.......................................11

      3.5   Property Materials..............................................11

      3.6   Property Contracts..............................................12

ARTICLE IV     TITLE........................................................13

      4.1   Title Documents.................................................13

      4.2   Survey..........................................................13

      4.3   Objection and Response Process..................................14

      4.4   Permitted Exceptions............................................14

      4.5   Existing Deed of Trust..........................................15

      4.6   Purchaser Financing.............................................15

ARTICLE V      CLOSING......................................................16

      5.1   Closing Date....................................................16

      5.2   Seller Closing Deliveries.......................................16

      5.3   Purchaser Closing Deliveries....................................17

      5.4   Closing Prorations and Adjustments..............................18

      5.5   Post Closing Adjustments........................................21

ARTICLE VI     REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER.......22

      6.1   Seller's Representations........................................22

      6.2   AS-IS...........................................................23

      6.3   Survival of Seller's Representations............................24

      6.4   Definition of Seller's Knowledge................................25

      6.5   Representations And Warranties Of Purchaser.....................25

ARTICLE VII    OPERATION OF THE PROPERTY....................................26

      7.1   Leases and Property Contracts...................................26

      7.2   General Operation of Property...................................27

      7.3   Liens...........................................................27

ARTICLE VIII   CONDITIONS PRECEDENT TO CLOSING..............................28

      8.1   Purchaser's Conditions to Closing...............................28

      8.2   Seller's Conditions to Closing..................................28

ARTICLE IX     BROKERAGE....................................................29

      9.1   Indemnity.......................................................29

      9.2   Broker Commission...............................................29

      9.3   Broker Signature Page...........................................29

ARTICLE X      DEFAULTS AND REMEDIES........................................30

      10.1  Purchaser Default...............................................30

      10.2  Seller Default..................................................30

ARTICLE XI     RISK OF LOSS OR CASUALTY.....................................31

      11.1  Major Damage....................................................31

      11.2  Minor Damage....................................................32

      11.3  Repairs.........................................................32

ARTICLE XII    EMINENT DOMAIN...............................................32

      12.1  Eminent Domain..................................................32

ARTICLE XIII   MISCELLANEOUS................................................32

      13.1  Binding Effect of Contract......................................32

      13.2  Exhibits And Schedules..........................................33

      13.3  Assignability...................................................33

      13.4  Binding Effect..................................................33

      13.5  Captions........................................................33

      13.6  Number And Gender Of Words......................................33

      13.7  Notices.........................................................33

      13.8  Governing Law And Venue.........................................35

      13.9  Entire Agreement................................................35

      13.10 Amendments......................................................35

      13.11 Severability....................................................35

      13.12 Multiple Counterparts/Facsimile Signatures......................36

      13.13 Construction....................................................36

      13.14 Confidentiality.................................................36

      13.15 Time Of The Essence.............................................36

      13.16 Waiver..........................................................36

      13.17 Attorneys Fees..................................................36

      13.18 Time Periods....................................................36

      13.19 1031 Exchange...................................................36

      13.20 No Personal Liability of Officers, Trustees or Directors of
            Seller's Partners...............................................37

      13.21 No Exclusive Negotiations.......................................37

      13.22 ADA Disclosure..................................................37

      13.23 No Recording....................................................38

      13.24 Relationship of Parties.........................................38

      13.25 Dispute Resolution..............................................38

      13.26 AIMCO Marks.....................................................38

      13.27 Non-Solicitation of Employees...................................39

      13.28 Survival........................................................39

      13.29 Multiple Purchasers.............................................39

      13.30 Related Contracts...............................................39

ARTICLE XIV    LEAD-BASED PAINT DISCLOSURE..................................40

      14.1  Disclosure......................................................40

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT (this "Contract") is entered into as of the 16th day of August, 2005 (the "Effective Date"), by and between SALEM COURTHOUSE, L.P., a South Carolina limited partnership, having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller"), and PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company, having a principal address at 2824 W. Coyle, Chicago, Illinois 60645 ("Purchaser").

      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      A.....Seller  owns the real estate located in Marion County,  Indiana,  as more particularly described in Exhibit A attached hereto and made a part hereof, and the improvements thereon, commonly known as Salem Courthouse Apartments.

      B.....Purchaser  desires to  purchase,  and Seller  desires to sell,  such land, improvements and certain associated property, on the terms and conditions set forth below.

                                   ARTICLE I
                                  DEFINED TERMS

1.1  Unless  otherwise  defined  herein,   any  term  with  its  initial  letter
capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.

1.1.1 "ADA" shall have the meaning set forth in Section 13.22.

1.1.2 "Additional Deposit" shall have the meaning set forth in Section 2.2.2.

1.1.3 "AIMCO" means Apartment Investment and Management Company.

1.1.4 "AIMCO Marks" means all words, phrases, slogans, materials, software, proprietary systems, trade secrets, proprietary information and lists, and other intellectual property owned or used by Seller, the Property Manager, or AIMCO in the marketing, operation or use of the Property (or in the marketing, operation or use of any other properties managed by the Property Manager or owned by AIMCO or an affiliate of either Property Manager or AIMCO).

1.1.5 "Broker" shall have the meaning set forth in Section 9.1.

1.1.6 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the States of Colorado, Texas, Illinois or Indiana.

1.1.7 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.

1.1.8 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held pursuant to Section 5.1.

1.1.9 "Code" shall have the meaning set forth in Section 2.3.6.

1.1.10......[intentionally deleted]

1.1.11......"Consultants" shall have the meaning set forth in Section 3.1.

1.1.12......"Damage Notice" shall have the meaning set forth in Section 11.1.

1.1.13......"Deed" shall have the meaning set forth in Section 5.2.1.

1.1.14......"Deed of Trust" shall have the meaning set forth in Section 4.5.

1.1.15......"Deposit"  means, to the extent actually deposited by Purchaser with
Escrow Agent, the Initial Deposit and the Additional Deposit.

1.1.16......"Escrow Agent" shall have the meaning set forth in Section 2.2.1.

1.1.17......"Excluded  Permits" means those Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on Schedule 1.1.17.

1.1.18......"Existing Survey" shall have the meaning set forth in Section 4.2.

1.1.19......"Feasibility   Period"   shall  have  the  meaning  set  forth  in
Section 3.1.

1.1.20......"FHA " shall have the meaning set forth in Section 13.22.

1.1.21......"Final  Response  Deadline"  shall have the  meaning  set forth in
Section 4.3.

1.1.22......"Fixtures  and  Tangible  Personal  Property"  means  all  fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on the Land or in the Improvements as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to the Property, or (c) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or
(d) the property and equipment, if any, expressly identified in Schedule 1.1.22.

1.1.23......"General   Assignment"   shall  have  the  meaning  set  forth  in
Section 5.2.3.

1.1.24......"Good Funds" shall have the meaning set forth in Section 2.2.1.

1.1.25......"Improvements"  means all  buildings and  improvements  located on the Land taken "as is."

1.1.26......"Initial   Deposit"   shall   have  the   meaning   set  forth  in
Section 2.2.1.

1.1.27......"Land"  means all of those  certain  tracts of land  located  in the
State of Indiana described on Exhibit A, and all rights, privileges and appurtenances pertaining thereto.

1.1.28......"Lease(s)"  means  the  interest  of  Seller  in and to all  leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the applicable Property.

1.1.29......"Leases   Assignment"   shall  have  the   meaning  set  forth  in
Section 5.2.4.

1.1.30......"Lender"  means the FANNIE MAE,  as  assignee  of GMAC  Commercial
Mortgage Corporation.

1.1.31......Lender  Fees" shall mean all fees and expenses  (including,  without limitation, all prepayment penalties and pay-off fees) imposed or charged by Lender or its counsel in connection with the Loan Payoff, and, to the extent that the Loan Payoff occurs on a date other than as permitted under the Note and Deed of Trust, any amounts of interest charged by Lender for the period from the Closing Date to the permitted prepayment date, the amount of the Lender Fees to be determined as of the Closing Date.

1.1.32......"Loan" means the indebtedness owing to Lender evidenced by the Note.

1.1.33......[Intentionally left blank].

1.1.34......"Loan Balance" shall have the meaning set forth in Section 2.2.3.

1.1.35......"Loan Payoff" shall have the meaning set forth in Section 5.4.7.

1.1.36......"Losses" shall have the meaning set forth in Section 3.4.1.

1.1.37......"Materials" shall have the meaning set forth in Section 3.5.

1.1.38......"Materials Security Deposit" means a portion of the Initial Deposit, or at such time as the Additional Deposit has been delivered, the entire Deposit, equal to $21,000.00.

1.1.39......"Miscellaneous  Property Assets" means all contract rights,  leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (a) receivables, (b) Property Contracts, (c) Leases,
(d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of Seller's rights, if any, in and to the name "SALEM COURTHOUSE APARTMENTS" as it relates solely to use in connection with the Property (and not with respect to any other property owned or managed by Seller, Property Manager, AIMCO, or their respective affiliates).

1.1.40......"New Exception" shall have the meaning set forth in Section 4.4.2.

1.1.41......"New  Exception  Review  Period" shall have the meaning set forth in
Section 4.4.2.

1.1.42......"Note"  means that certain  Variable Note in the original  principal amount of $5,200,000, dated October 15, 2003, executed by Seller and payable to the order of GMAC Commercial Mortgage Corporation, as assigned to the FANNIE MAE.

1.1.43......"Objection   Deadline"   shall  have  the  meaning  set  forth  in
Section 4.3.

1.1.44......"Objection   Notice"   shall  have  the   meaning   set  forth  in
Section 4.3.

1.1.45......"Objections" shall have the meaning set forth in Section 4.3.

1.1.46......"Permits" means all licenses and permits granted by any governmental authority having jurisdiction over the Property owned by Seller and required in order to own and operate the Property.

1.1.47......"Permitted  Exceptions"  shall have the meaning set forth in Section
4.4. 1.1.48......"Prohibited Person" means any of the following: (a) a person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, Executive Order No. 13224 on Terrorist Financing (effective September 24,
2001) (the "Executive Order"); (b) a person or entity owned or controlled by, or acting for or on behalf of any person or entity that is listed in the Annex to, or is otherwise subject to the provisions of, the Executive Order; (c) a person or entity that is named as a "specially designated national" or "blocked person" on the most current list published by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") at its official website, http://www.treas.gov/offices/enforcement/ofac; (d) a person or entity that is otherwise the target of any economic sanctions program currently administered by OFAC; or (e) a person or entity that is affiliated with any person or entity identified in clause (a), (b), (c) and/or (d) above.

1.1.49......"Property"  means (a) the Land and  Improvements  and all  rights of
Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements,
(b) the right, if any and only to the extent transferable, of Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property, and (c) the Miscellaneous Property Assets owned by Seller which are located on the Property and used in its operation.

1.1.50......"Property  Contracts"  means all  contracts,  agreements,  equipment leases, purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, but only to the extent assignable by their terms or applicable law (including any contracts that are assignable with the consent of the applicable vendor), and not including (a) any national contracts entered into by Seller, Property Manager, or AIMCO with respect to the Property (i) which terminate automatically upon transfer of the Property by Seller, or (ii) which Seller, in Seller's sole discretion, elects to terminate with respect to the Property effective as of the Closing Date, or (b) any property management contract for the Property. Property Contracts shall not include forward or similar long-term contracts to purchase electricity, natural gas, or other utilities, which contracts shall be "Utility Contracts" governed by the provisions of Section 5.4.11.

1.1.51......"Property  Contracts  Notice"  shall have the  meaning  set forth in
Section 3.6.

1.1.52......"Property  Manager"  means  the  current  property  manager  of  the
Property.

1.1.53......"Proration   Schedule"   shall  have  the  meaning  set  forth  in
Section 5.4.1.

1.1.54......"Purchase  Price" means the consideration to be paid by Purchaser to
Seller for the purchase of the Property pursuant to Section 2.2.

1.1.55......"Records  Disposal  Notice"  shall  have the  meaning  set  forth in
Section 5.4.12.

1.1.56......"Related  Contract"  means,  individually,  the  Purchase  and  Sale
Contract of even date herewith between Purchaser and Wyckford Commons, L.P., for the property commonly known as "Wyckford Commons Apartments", in Indiana, and the Purchase and Sale Contract of even date herewith between Purchaser and Abington-Oxford Associates, L.P., Abington II-Oxford Associates, L.P., Hunt Club Associates, Ltd., Pickwick Place AP XII, LP, and National Property Investors 8. "Related Contracts" means, collectively, both Related Contracts.

1.1.57......"Rent-Ready Condition" means the physical condition to which Seller, in the ordinary course of its business, would prepare Tenant Units in anticipation of renting such Tenant Units to Prospective Tenants.

1.1.58......"Regional  Property  Manager"  shall have the  meaning  set forth in
Section 6.4.

1.1.59......[intentionally deleted]

1.1.60......"Rent Roll" shall have the meaning set forth in Section 3.5.3.

1.1.61......[intentionally deleted]

1.1.62......"Required  Assignment Consent" shall have the meaning set forth in
Section  3.6.

1.1.63......"Required  Return  Documents"  shall have the meaning set forth in
Section 3.5.2.

1.1.64......"Response   Deadline"   shall  have  the   meaning  set  forth  in
Section 4.3.

1.1.65......"Response Notice" shall have the meaning set forth in Section 4.3.

1.1.66......"Seller's  Indemnified  Parties"  shall have the meaning set forth in Section  3.4.1.

1.1.67......"Seller's Property-Related Files and Records" shall have the meaning set forth in Section 5.4.12.

1.1.68......"Seller's  Representations"  shall have the  meaning  set forth in
Section 6.1.

1.1.69......"Survey" shall have the meaning ascribed thereto in Section 4.2.

1.1.70......"Survival Period" shall have the meaning set forth in Section 6.3.

1.1.71......"Survival Provisions" shall have the meaning set forth in Section
13.28.

1.1.72......"Tenant"  means any person or entity  entitled to occupy any portion of the Property under a Lease.

1.1.73......"Tenant  Deposits"  means all security  deposits,  prepaid  rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to Seller pursuant to the Leases. Tenant Deposits shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

1.1.74......"Tenant  Security  Deposit Balance" shall have the meaning set forth in Section 5.4.6.2.

1.1.75......"Tenant Unit" means each apartment in the Property.

1.1.76......"Terminated  Contracts"  shall  have  the  meaning  set  forth  in
Section 3.6.

1.1.77......[intentionally deleted]

1.1.78......"Third-Party   Reports"   means  any   reports,   studies  or  other
information prepared or compiled for Purchaser by any Consultant or other third-party in connection with Purchaser's investigation of the Property, but excluding any attorney work product.

1.1.79......"Title  Commitment"  shall  have the  meaning  ascribed  thereto  in
Section 4.1.

1.1.80......"Title Documents" shall have the meaning set forth in Section 4.1.

1.1.81......"Title Insurer" shall have the meaning set forth in Section 2.2.1.

1.1.82......"Title Policy" shall have the meaning set forth in Section  4.1.

1.1.83......"Uncollected  Rents"  shall have the meaning set forth in Section
5.4.6.1.

1.1.84......"Utility  Contract " shall have the  meaning set forth in Section
5.4.11.

1.1.85......"Vendor Terminations" shall have the meaning set forth in Section
5.2.5.

                                   ARTICLE II
                 PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT

2.1 Purchase and Sale. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, all in accordance with the terms and conditions set forth in this Contract.

2.2 Purchase Price and Deposit. The total purchase price ("Purchase Price") for the Property shall be an amount equal to $12,813,250, less the Lender Fees, which amount shall be paid by Purchaser, as follows:

2.2.1 Within one Business Day after the Effective Date, Purchaser shall deliver to Fidelity National Title Company, c/o Lolly Avant, National Commercial Closing Specialist, 1900 West Loop South, Suite 650, Houston, Texas 77027, telephone:
800-879-1677; fax: 713-623-4406, e-mail: lavant@fidelitynt.com ("Escrow Agent" or "Title Insurer") an initial deposit (the "Initial Deposit") of $105,027 by wire transfer of immediately available funds ("Good Funds"). The Initial Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3. Notwithstanding anything in this Contract to the contrary, Purchaser shall have the right, in its sole and absolute discretion, to recover the entirety of the Deposit (other than the Material Security Deposit, the return of which is covered by Section 3.5.2) if it terminates this Contract prior to the expiration of the Feasibility Period, even if Purchaser is in default at the time of such termination; provided, however, Purchaser shall not have the right to recover the Deposit if Purchaser is in default and such default has caused a Loss to Seller arising from personal injury, property damage or a lien (but Purchaser shall be precluded from recovery of the Deposit (less the Materials Security Deposit) only to the extent of such Loss).

2.2.2 Within one Business Day after the Feasibility Period expires, Purchaser shall deliver to Escrow Agent an additional deposit (the "Additional Deposit") of $147,037 by wire by transfer of Good Funds. The Additional Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.

2.2.3 [Intentionally left blank].

2.2.4 The balance of the Purchase Price for the Property shall be paid to and received by Escrow Agent by wire transfer of Good Funds no later than 1:00 p.m. (in the time zone in which Escrow Agent is located) on the Closing Date (or such earlier time as required by Seller's lender).

2.3   Escrow Provisions Regarding Deposit.

2.3.1 Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms of this Contract. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase contracts as Escrow Agent, in its discretion, deems suitable, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit pursuant to this Contract.

2.3.2 Escrow Agent shall hold the Deposit until the earlier occurrence of (i) the Closing Date, at which time the Deposit shall be applied against the Purchase Price, or (ii) the date on which Escrow Agent shall be authorized to disburse the Deposit as set forth in Section 2.3.3. The tax identification numbers of the parties shall be furnished to Escrow Agent upon request.

2.3.3 At any time on or before the date on which the Feasibility Period expires, but except as otherwise provided in the proviso of the last sentence of Section 2.2.1, if Escrow Agent shall receive a demand from Purchaser, requesting a return of the Initial Deposit, then Escrow Agent shall promptly, without the need of confirmation from, and irrespective of any notice to the contrary sent to it by, Seller, return an amount equal to the Initial Deposit less the Materials Security Deposit to Purchaser, in which event this Contract shall be deemed to have been terminated by Purchaser and the Materials Security Deposit shall be returned to Purchaser only upon Sellers' written confirmation that Purchaser has returned all Third-Party Reports and Required Return Documents provided to Purchaser. If, after the expiration of the Feasibility Period, the Deposit has not been released earlier in accordance with Section 2.3.2 or the preceding sentence of this Section 2.3.3, and either party makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other party of such demand. If Escrow Agent does not receive a written objection from the other party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section
3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the state in which the Property is located. Escrow Agent shall give written notice of such deposit to Seller and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder.

2.3.4 The parties acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, and that Escrow Agent shall not be deemed to be the agent of either of the parties for any act or omission on its part unless taken or suffered in bad faith in willful disregard of this Contract or involving gross negligence. Seller and Purchaser jointly and severally shall indemnify and hold Escrow Agent harmless from and against all costs, claims and expenses, including reasonable attorney's fees, incurred in connection with the performance of Escrow Agent's duties hereunder, except with respect to actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Contract or involving gross negligence on the part of the Escrow Agent.

2.3.5 The parties shall deliver to Escrow Agent an executed copy of this Contract, which shall constitute the sole instructions to Escrow Agent. Escrow Agent shall execute the signature page for Escrow Agent attached hereto with respect to the provisions of this Section 2.3; provided, however, that (a) Escrow Agent's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Escrow Agent will not be necessary to amend any provision of this Contract other than this Section 2.3.

2.3.6 Escrow Agent, as the person responsible for closing the transaction within the meaning of Section 6045(e)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), shall file all necessary information, reports, returns, and statements regarding the transaction required by the Code including, but not limited to, the tax reports required pursuant to Section 6045 of the Code. Further, Escrow Agent agrees to indemnify and hold Purchaser, Seller, and their respective attorneys and brokers harmless from and against any Losses resulting from Escrow Agent's failure to file the reports Escrow Agent is required to file pursuant to this section.

2.3.7 The provisions of this Section 2.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE III
                               FEASIBILITY PERIOD

3.1 Feasibility Period. Subject to the terms of Sections 3.3 and 3.4 and the right of Tenants under the Leases, from the Effective Date to and including September 16, 2005 (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the
Property:

3.1.1 To conduct and make any and all customary studies, tests, examinations, inquiries, and inspections, or investigations (collectively, the "Inspections") of or concerning the Property (including, without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys);

3.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property;

3.1.3 To  ascertain   and  confirm  the   suitability   of  the  property  for
Purchaser's intended use of the Property; and

3.1.4 To review the Materials at Purchaser's sole cost and expense.

3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract by giving written notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. (in the time zone in which the Escrow Agent is located) on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect subject to and except for the Survival Provisions, and Escrow Agent shall forthwith return the Initial Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit). If Purchaser fails to provide Seller with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section 3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit (including both the Initial Deposit and, when delivered in accordance with Section 2.2.2, the Additional Deposit) shall be non-refundable, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Section 8.1.

3.3 Conduct of Investigation. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for Purchaser. Purchaser shall give notice (which may be delivered telephonically) to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all Inspections conducted at the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Seller or other persons. All information made available by Seller to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use commercially reasonable efforts and diligence to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deed to Purchaser.

3.4   Purchaser Indemnification.

3.4.1 Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller, together with Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including the cost of in-house counsel and appeals) (collectively, "Losses") to the extent arising from or related to Purchaser's or its Consultants' entry onto the Property, and any Inspections or other matters performed by Purchaser with respect to the Property during the Feasibility Period or otherwise.

3.4.2 Notwithstanding anything in this Contract to the contrary, Purchaser shall not be permitted to perform any invasive tests on the Property without Seller's prior written consent, which consent may be withheld in Seller's sole discretion. Further, Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests (including, without limitation, a Phase II environmental study of the Property), investigations and other matters that in Seller's reasonable judgment could result in any injury to the Property or breach of any contract, or expose Seller to any Losses or violation of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall use commercially reasonable efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article 3. Purchaser shall maintain and cause its third party consultants to maintain (a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $1,000,000.00 with respect to property damage, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the state in which the Property is located. Purchaser shall deliver proof of the insurance coverage required pursuant to this Section 3.4.2 to Seller (in the form of a certificate of insurance) prior to the earlier to occur of (i) Purchaser's or Purchaser's Consultants' entry onto the Property, or (ii) the expiration of 5 days after the Effective Date. The provisions of this Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

3.5   Property Materials.

3.5.1 Within 10 days after the Effective Date, and to the extent the same exist and are in Seller's possession or reasonable control (subject to Section 3.5.2), Seller agrees to make the documents set forth on Schedule 3.5 (the "Materials") available at the Property for review and copying by Purchaser at Purchaser's sole cost and expense. In the alternative, at Seller's option and within the foregoing 10-day period, Seller may deliver some or all of the Materials to Purchaser, or make the same available to Purchaser on a secure web site
(Purchaser agrees that any item to be delivered by Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify Seller and Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 5 Business Days after such notification is received by Seller; provided, however, that under no circumstances will the Feasibility Period be extended and Buyer's sole remedy will be to terminate this Contract pursuant to Section 3.2.

3.5.2 In providing such information and Materials to Purchaser, other than Seller's Representations, SELLER MAKES NO REPRESENTATION OR WARRANTY, EXPRESS, WRITTEN, ORAL, STATUTORY, OR IMPLIED, AND ALL SUCH REPRESENTATIONS AND WARRANTIES ARE HEREBY EXPRESSLY EXCLUDED AND DISCLAIMED. Any information and Materials provided by Seller to Purchaser under the terms of this Contract is for informational purposes only. All computer disks of due diligence materials and surveys (collectively, the "Required Return Documents"), together with all Third-Party Reports, shall be returned by Purchaser to Seller as a condition to return of the Deposit to Purchaser (if Purchaser is otherwise entitled to the Deposit pursuant to the terms of this Contract) if this Contract is terminated for any reason. Purchaser shall not in any way be entitled to rely upon the accuracy of such information and Materials. Purchaser recognizes and agrees that the Materials and other documents and information delivered or made available by Seller pursuant to this Contract may not be complete or constitute all of such documents which are in Seller's possession or control, but are those that are readily available to Seller after reasonable inquiry to ascertain their availability. Purchaser understands that, although Seller will use commercially reasonable efforts to locate and make available the Materials and other documents required to be delivered or made available by Seller pursuant to this Contract, Purchaser will not rely on such Materials or other documents as being a complete and accurate source of information with respect to the Property, and will instead in all instances rely exclusively on its own Inspections and Consultants with respect to all matters which it deems relevant to its decision to acquire, own and operate the Property.

3.5.3 In addition to the items set forth on Schedule 3.5, no later than 10 days after the Effective Date, Seller shall deliver to Purchaser (or otherwise make available to Purchaser as provided under Section 3.5.1) a rent roll for the Property listing the move-in date, monthly base rent payable, lease expiration date and unapplied security deposit for each Lease (the "Rent Roll"). The Rent Roll shall be part of the Materials for all purposes under this Contract and Seller makes no representations or warranties regarding the Rent Roll other than the express representation set forth in Section 6.1.7. Seller shall update the Rent Roll in accordance with Section 5.2.11.

3.5.4 The provisions of this Section 3.5 shall survive the Closing and delivery of the Deed to Purchaser.

3.6 Property Contracts. On or before the expiration of the Feasibility Period, Purchaser may deliver written notice to Seller (the "Property Contracts Notice") specifying any Property Contracts which Purchaser desires to terminate at the Closing (the "Terminated Contracts"); provided that (a) the effective date of such termination after Closing shall be subject to the express terms of such Terminated Contracts (and, to the extent that the effective date of termination of any Terminated Contract is after the Closing Date, Purchaser shall be deemed to have assumed all of Seller's obligations under such Terminated Contract as of the Closing Date), (b) if any such Property Contract cannot by its terms be terminated, it shall be assumed by Purchaser and not be a Terminated Contract, and (c) to the extent that any such Terminated Contract requires payment of a penalty or premium for cancellation, Purchaser shall be solely responsible for the payment of any such cancellation fees or penalties. If Purchaser fails to deliver the Property Contracts Notice on or before the expiration of the Feasibility Period, there shall be no Terminated Contracts and Purchaser shall assume all Property Contracts at the Closing. To the extent that any Property Contract to be assumed by Purchaser (including any Property Contract that, because of advance notice requirements, will be temporarily assumed by Purchaser pending the effective date of termination after the Closing Date) is assignable but requires the applicable vendor to consent to the assignment or assumption of the Property Contract by Seller to Purchaser, then, prior to the Closing, Purchaser shall be responsible for obtaining from each applicable vendor a consent (each a "Required Assignment Consent") to the assignment of the Property Contract by Seller to Purchaser (and the assumption by Purchaser of all obligations under such Property Contract). Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller's Indemnified Parties from and against any and all Losses arising from or related to Purchaser's failure to obtain any Required Assignment Consent.

                                   ARTICLE IV
                                      TITLE

4.1 Title Documents. Within 7 calendar days after the Effective Date, Seller shall cause to be delivered to Purchaser a standard form commitment for title insurance ("Title Commitment") for the Property in an amount equal to the Purchase Price from Title Insurer for an owner's title insurance policy (the "Title Policy") on the most recent standard American Land Title Association form, together with copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Seller shall be responsible only for payment of the basic premium for the Title Policy. Purchaser shall be solely responsible for payment of all other costs relating to procurement of the Title Commitment, the Title Policy, and any requested endorsements, including for "extended" coverage.

4.2 Survey. Within 3 Business Days after the Effective Date, Seller shall deliver to Purchaser or make available at the Property any existing survey of the Property (the "Existing Survey") which to Seller's knowledge is in Seller's possession or reasonable control (subject to Section 3.5.2). Purchaser acknowledges and agrees that delivery of the Existing Survey is subject to
Section 3.5.2. To the extent that Purchaser desires that a new survey of the Property be prepared (or that the Existing Survey be updated), Purchaser shall request the same in writing to Seller no later than 10 calendar days after the Effective Date, in which event Seller shall order such new or updated survey (together with the Existing Survey, is referred to herein as the "Survey"); from the surveyor who prepared the Existing Survey (or from such other surveyor as Seller determines in its reasonable discretion); provided, however, that nothing herein shall be deemed to extend either the Feasibility Period, the Objection Deadline or the Final Response Deadlines. Purchaser shall pay to the applicable Seller 75% of the costs of the Existing Survey and any new or updated survey requested pursuant to the terms of this Section 4.2; Seller shall be responsible for the remaining 25% of such costs. Purchaser's obligation to make the payments to Seller set forth in the preceding sentence shall survive the termination of this Contract or the Closing; provided, however, if Purchaser terminates this Contract within 14 days after the Effective Date, then Purchaser shall have no obligation to pay such Survey costs.

4.3 Objection and Response Process. On or before September 7, 2005 (the "Objection Deadline"), Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any matter set forth in the Title Documents or the Survey to which Purchaser objects (the "Objections"). If Purchaser fails to tender an Objection Notice on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey. On or before September 14, 2005 (the "Response Deadline"), Seller may, in Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which Seller is willing to cure, if any. Seller shall be entitled to reasonable adjournments of the Closing Date to cure the Objections. If Seller fails to deliver a Response Notice by the Response Deadline, Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with the Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller on or before the expiration of the Feasibility Period (the "Final Response Deadline") either (a) to accept the Title Documents and Survey with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract, in which event the Initial Deposit shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit). If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents or the Survey, subject only to resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections).

4.4   Permitted Exceptions.

4.4.1 The Deed delivered pursuant to this Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions":

4.4.1.1.....All  matters shown in the Title Documents and the Survey, other than
(a) those Objections, if any, which Seller has agreed to cure pursuant to the Response Notice under Section 4.3, (b) mechanics' liens and taxes due and payable with respect to the period preceding Closing, (c) the standard exception regarding the rights of parties in possession, which shall be limited to those parties in possession pursuant to the Leases, and (d) the standard exception pertaining to taxes, which shall be limited to taxes and assessments payable in the year in which the Closing occurs and subsequent taxes and assessments;

4.4.1.2.....All Leases;

4.4.1.3.....[Intentionally left blank];

4.4.1.4.....Applicable zoning and governmental regulations and ordinances;

4.4.1.5.....Any defects in or objections  to title to the  Property,  or title exceptions or encumbrances, arising by, through or under Purchaser; and

4.4.1.6.....The terms and conditions of this Contract.

4.4.2 If at any time after the expiration of the Feasibility Period any update of the Title Commitment discloses any material additional items that materially adversely affect title to the Property and (a) that have not been caused by, through or under Purchaser or its Consultants, (b) that were not disclosed on any version of the Title Commitment delivered to Purchaser during the Feasibility Period, and (c) which Seller does not agree to cure (with such decision to cure to be in such Seller's sole and absolute discretion) (the "New Exception"), then Purchaser shall have the lesser of (a) a period of 5 days from the date of its receipt of such updated Title Commitment or (b) the Scheduled Closing Date (the "New Exception Review Period") to review and to approve or disapprove of the same. If the New Exception is unacceptable to it, Purchaser, at its sole option, may elect either: (i) to terminate this Contract, in which event this Contract shall be of no further force and effect subject to and except for the Survival Provisions, and Escrow Agent shall forthwith return the Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Materials Security Deposit); or (ii) to waive such objections and proceed with the transactions contemplated by this Contract, in which event Purchaser shall be deemed to have approved the New Exception and the same shall be a Permitted Exception. If Purchaser fails to notify Seller of its election to terminate this Contract in accordance with the foregoing clause (i) prior to the expiration of the New Exception Review Period, Purchaser shall be deemed to have elected to approve and irrevocably waive any objections to the New Exception and the same shall be a Permitted Exception.

4.5 Existing Deed of Trust. It is understood and agreed that, whether or not Purchaser gives an Objection Notice with respect thereto, any deeds of trust and/or mortgages which secure the Note (collectively, the "Deed of Trust") shall not be deemed Permitted Exceptions, whether Purchaser gives further written notice of such or not, and shall, pursuant to Section 5.4.7, be paid off, satisfied, discharged and/or cured from proceeds of the Purchase Price at Closing, provided that the Lender Fees due in connection with the Loan Payoff shall be paid by Purchaser (subject to reduction of the Purchase Price in accordance with Section 2.2).

4.6 Purchaser Financing. Purchaser assumes full responsibility to obtain the funds required for settlement, and Purchaser's acquisition of such funds shall not be a contingency to the Closing.

                                   ARTICLE V
                                     CLOSING

5.1 Closing Date. The Closing shall occur on October 14, 2005 (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Further, the Closing Date may be extended without penalty at the option of Seller to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by Seller pursuant to the second sentence of this paragraph) to satisfy any condition to Closing, or such later date as is mutually acceptable to Seller and Purchaser.

5.2 Seller Closing Deliveries. No later than 1 Business Day prior to the Closing Date, Seller shall deliver to Escrow Agent, each of the following items:

5.2.1 Limited Warranty Deed (the "Deed") in the form attached as Exhibit B to Purchaser, subject to the Permitted Exceptions.

5.2.2 A Bill of Sale in the form attached as Exhibit C.

5.2.3 A General Assignment in the form attached as Exhibit D (the "General Assignment").

5.2.4 An Assignment of Leases and Security Deposits in the form attached as Exhibit E (the "Leases Assignment").

5.2.5 A letter in the form attached hereto as Exhibit F prepared by Purchaser and countersigned by Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations").

5.2.6 A closing statement executed by Seller.

5.2.7 A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Contract; and

5.2.8 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

5.2.9 Resolutions,  certificates of good standing, and such other organizational
documents  as  Title  Insurer  shall  reasonably  require  evidencing   Seller's
authority to consummate this transaction.

5.2.10......An  updated Rent Roll reflecting the information required in Section
3.5.3; provided, however, that the content of such updated Rent Roll shall in no event expand or modify the conditions to Purchaser's obligation to close as specified under Section 8.1.

5.2.11......A Sale Disclosure  Statement as required under Indiana law when each
Deed is recorded.

5.3 Purchaser Closing Deliveries. No later than 1 Business Day prior to the Closing Date (except for the balance of the Purchase Price which is to be delivered at the time specified in Section 2.2.4), Purchaser shall deliver to the Escrow Agent (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:

5.3.1 The full Purchase Price (with credit for the Deposit), plus or minus the adjustments or prorations required by this Contract.

5.3.2 A title affidavit (or at Purchaser's option an indemnity) pertaining to Purchaser's activity on the Property prior to Closing, in the customary form reasonably acceptable to Purchaser, to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.

5.3.3 Any declaration or other statement which may be required to be submitted to the local assessor with respect to the terms of the sale of the Property.

5.3.4 A closing statement executed by Purchaser.

5.3.5 A countersigned counterpart of the General Assignment.

5.3.6 A countersigned counterpart of the Leases Assignment.

5.3.7 Notification letters to all Tenants prepared and executed by Purchaser in the form attached hereto as Exhibit G.

5.3.8 The Vendor Terminations (Purchaser shall be solely responsible for identifying each of the Terminated Contracts (subject to the terms and conditions of Section 3.6) and addressing and preparing each of the Vendor Terminations for execution by Purchaser and Seller).

5.3.9 Any cancellation fees or penalties due to any vendor under any Terminated Contract as a result of the termination thereof.

5.3.10......Resolutions,   certificates   of  good  standing,   and  such  other
organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.

5.3.11......[Intentionally deleted].

5.3.12......The  Lender Fees  (subject to reduction  from the Purchase  Price in accordance with Section 2.2).

5.3.13......A Sales Disclosure  Statement as required under Indiana law and when the Deed is recorded.

5.4   Closing Prorations and Adjustments.

5.4.1 General. All normal and customarily proratable items, including, without limitation, collected rents, operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of the same attributable to the period on and after the Closing Date. Seller shall prepare a proration schedule (the "Proration Schedule") of the adjustments described in this Section 5.4 prior to Closing. Such adjustments shall be paid by Purchaser to Seller (if the prorations result in a net credit to Seller) or by Seller to Purchaser (if the prorations result in a net credit to Purchaser), by increasing or reducing the cash to be paid by Purchaser at Closing.

5.4.2 Operating Expenses. All of the operating, maintenance, taxes (other than real estate taxes, such as rental taxes), and other expenses incurred in operating the Property that Seller customarily pays, and any other costs incurred in the ordinary course of business for the management and operation of the Property, shall be prorated on an accrual basis. Seller shall pay all such expenses that accrue prior to Closing and Purchaser shall pay all such expenses that accrue from and after the Closing Date.

5.4.3 Utilities. The final readings and final billings for utilities will be made if possible as of the Closing Date, in which case Seller shall pay all such bills as of the Closing Date and no proration shall be made at the Closing with respect to utility bills. Otherwise, a proration shall be made based upon the parties' reasonable good faith estimate and a readjustment made within 30 days after the Closing, if necessary. Seller shall be entitled to the return of any deposit(s) posted by it with any utility company, and Seller shall notify each utility company serving the Property to terminate Seller's account, effective as of noon on the Closing Date.

5.4.4 Real Estate and Personal Property Taxes. Any real estate ad valorem, personal property or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in calendar year 2006, with respect to the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. By way of illustration and not limitation, if the Closing were to occur in September 2005, the 2004 calendar year real estate and personal property taxes payable in 2005 shall be the responsibility of Seller, with the 2005 calendar year real estate and personal property taxes payable in 2006 being prorated between Seller and Purchaser to the Closing Date. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures (assuming payment at the earliest time to allow for the maximum possible discount) for the year in which the Closing occurs to the extent the same are available; provided, however, that in the event that actual figures
(whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using 105% of the assessed valuation and tax rate figures from the preceding year (assuming payment at the earliest time to allow for the maximum possible discount). The proration of real or personal property taxes or installments of assessments shall be final and not subject to re-adjustment after Closing.

5.4.5 Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts assumed by Purchaser; however, operating expenses shall be prorated under Section 5.4.2.

5.4.6 Leases.

5.4.6.1.....All  collected  rent  (whether  fixed  monthly  rentals,  additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of the Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either (a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing (a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay Seller such accrued Uncollected Rents as and when collected by Purchaser. Purchaser agrees to bill Tenants of the Property for all Uncollected Rents and to take reasonable actions to collect Uncollected Rents. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected
Rents owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller in connection with all efforts by Seller to collect such Uncollected Rents and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Uncollected Rents by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant Lease with an existing Tenant or evict any existing Tenant from the Property.
Notwithstanding anything in this provision to the contrary but subject to Seller's right to demand payment of and to collect Uncollected Rents in accordance with this Section, Purchaser's obligation to collect Uncollected Rents shall be limited to Uncollected Rents of not more than 60 days past due and Purchaser's collection of rents shall be applied, first, towards current rent due and owing under the Leases, and, second, to Uncollected Rents.

5.4.6.2.....At  Closing,  Purchaser  shall receive a credit against the Purchase
Price in an amount equal to the received and unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other refundable deposits or required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or state law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by Seller which constitutes the Tenant Security Deposit Balance shall be retained by Seller in exchange for the foregoing credit against the Purchase Price and shall not be transferred by Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

5.4.6.3.....With  respect to operating expenses,  taxes, utility charges,  other operating cost pass-throughs, retroactive rental escalations, sums or charges payable by Tenants under the Tenant Leases, to the extent that Seller has received as of the Closing payments allocable to periods subsequent to Closing, the same shall be properly prorated with an adjustment in favor of Purchaser, and Purchaser shall receive a credit therefor at Closing. With respect to any payments received by Purchaser after the Closing allocable to Seller prior to Closing, Purchaser shall promptly pay the same to Seller.

5.4.7 Existing Loan. Purchaser acknowledges that Purchaser had the opportunity to assume the Note or to cause prepayment of the Note at Closing (but in either event, Purchaser would pay the Lender Fees). Purchaser has elected to cause the debt to be prepaid. Therefore, on the Closing Date, a sufficient amount of the proceeds of the Purchase Price will be used to pay the outstanding principal balance of the Note together with all interest accrued under the Note prior to the Closing Date (the "Loan Payoff"), and Purchaser shall pay all Lender Fees (subject to reduction from the Purchase Price in accordance with Section 2.2). Any existing reserves, impounds and other accounts maintained in connection with the Loan shall be released in Good Funds to Seller at the Closing unless credited by Lender against the amount due under the Note.

5.4.8 Insurance. No proration shall be made in relation to insurance premiums and insurance policies will not be assigned to Purchaser.

5.4.9 Employees. All of Seller's and Seller's manager's on-site employees shall have their employment at the Property terminated as of the Closing Date.

5.4.10......Closing  Costs. Purchaser shall pay any transfer,  sales, use, gross receipts or similar taxes, the cost of recording any instruments required to discharge any liens or encumbrances against the Property, any premiums or fees required to be paid by Purchaser with respect to the Title Policy pursuant to
Section 4.1, and one-half of the customary closing costs of the Escrow Agent. Seller shall pay the base premium for the Title Policy to the extent required by
Section 4.1, and one-half of the customary closing costs of the Escrow Agent.

5.4.11......Utility  Contracts.  If Seller has entered into an agreement for the purchase of electricity, gas or other utility service for the Property or a group of properties (including the Property) (a "Utility Contract"), or an affiliate of Seller has entered into a Utility Contract, then, at the option of Seller, either (a) Purchaser either shall assume the Utility Contract with respect to the Property, or (b) the reasonably calculated costs of the Utility Contract attributable to the Property from and after the Closing shall be paid to Seller at the Closing and Seller shall remain responsible for payments under the Utility Contract.

5.4.12......Possession.  Possession  of the  Property,  subject  to the  Leases,
Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the Purchase Price. To the extent reasonably available to Seller, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and Seller's books and records (other than proprietary information) (collectively, "Seller's Property-Related Files and Records") regarding the Property shall be made available to Purchaser at the Property after the Closing. Prior to Closing, Seller shall be entitled to copy any of Seller's Property-Related Files and Records, and, following Closing, shall be entitled to retain such copies for Seller's own use. With respect to any of Seller's Related Files that are not copied pursuant to the foregoing sentence, if at any time after Closing Purchaser desires to dispose of Seller's Property-Related Files and Records, Purchaser must first provide Seller prior written notice (the "Records Disposal Notice"). Seller shall have a period of 30 days after receipt of the Records Disposal Notice to enter the Property (or such other location where such records are then stored) and remove or copy those of Seller's Property-Related Files and Records that Seller desires to retain.

5.4.13......Survival.  The  provisions  of this  Section  5.4 shall  survive the
Closing and delivery of the Deed to Purchaser.

5.5 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period commencing on and after the Closing Date. Purchaser or Seller may request that Purchaser and Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items (a) after the expiration of 90 days after Closing, or (b) subject to such 90-day period, unless such items exceed $5,000.00 in magnitude (either individually or in the aggregate). The provisions of this Section 5.5 shall survive the Closing and delivery of the Deed to Purchaser.

                                   ARTICLE VI
            REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER

6.1 Seller's Representations. Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, or which is otherwise known by Purchaser prior to the Closing, Seller represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1):

6.1.1 Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Contract; and, subject to Section 8.2.4, has or at the Closing shall have the entity power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on Seller's ability to consummate the transaction contemplated by this Contract or on the Property. Subject to Section 8.2.4, this Contract is a valid, binding and enforceable agreement against Seller in accordance with its terms;

6.1.2 Other than the Leases, the Property is not subject to any written lease executed by Seller or, to Seller's knowledge, any other possessory interests of any person;

6.1.3 Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;

6.1.4 Except for (a) any actions by Seller to evict Tenants under the Leases, or
(b) any matter covered by Seller's current insurance policy(ies), or (c) an employment-related lawsuit by Kenny Stanback, to Seller's knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property;

6.1.5 To Seller's knowledge, Seller has not received any written notice from a governmental agency of any uncured material violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; and

6.1.6 To Seller's knowledge, Seller has not received any written notice of any material default by Seller under any of the Property Contracts that will not be terminated on the Closing Date.

6.1.7 To the knowledge of Seller, the Rent Roll (as updated pursuant to Section 5.2.11) for Seller's Property is accurate in all material respects.

6.1.8 No Bankruptcy/Dissolution Event (as defined herein) has occurred with respect to (a) Seller; or (b) to Seller's knowledge, any general partner of Seller. "Bankruptcy/Dissolution Event" means the occurrence of any of the following: (a) the commencement of a case under Title 11 of the U.S. Code, as now constituted or hereafter amended, or under any other applicable federal or state bankruptcy law or other similar law; (b) the appointment of a trustee or receiver of any property interest; (c) an assignment for the benefit of creditors; (d) an attachment, execution or other judicial seizure of a substantial property interest; (e) the taking of, failure to take, or submission or any action indicating an inability to meet its financial obligations as they accrue; or (f) a dissolution or liquidation, death or incapacity;

6.1.9 Seller has not intentionally omitted or eliminated any items which otherwise would be required to be delivered by Seller as part of the Materials;

6.1.10......To Seller's knowledge:  (A) no hazardous or toxic materials or other substances regulated by applicable federal or state environmental laws are stored by Seller on, in or under Seller's Property in quantities which violate applicable laws governing such materials or substances, and (B) Seller's
Property is not used by Seller for the storage, treatment, generation or manufacture of any hazardous or toxic materials or other substances in a manner which would constitute a violation of applicable federal or state environmental laws;

6.1.11......With  respect to Seller's Property, there are no apartments occupied by any employees of Seller, Property Manager or AIMCO, except (a) if such occupant is paying substantially market rent for such apartment, or (b) as set forth on Schedule 6.1.11; and

6.1.12......Except  for any employment  agreements which would not be binding on
Purchaser after the Closing, there are no collective bargaining or other employment agreements with respect to the personnel employed by Seller in the operation and maintenance of Seller's Property.

6.1.13......With   respect  to  Seller's   Property  located  in  Indiana,   the
transactions contemplated by this Contract are not subject to the Indiana Responsible Property Transfer Law (Ind. Code 13-25-3-1 et seq.) because such Property does not constitute "property" as such term is used and defined in the Indiana Responsible Property Transfer Law.

6.2 AS-IS.  Except for  Seller's  Representations,  the  Property  is  expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon, any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed conveying the Property and Seller's Representations). Purchaser agrees that Seller shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Property. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Property. Purchaser represents and warrants that, as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, water intrusion and/or fungal growth and any resulting damage, PCBs and radon in and about the Property), reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller's Indemnified Parties. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters. The provisions of this Section 6.2 shall survive the Closing and delivery of the Deed to Purchaser.

6.3 Survival of Seller's Representations. Seller and Purchaser agree that Seller's Representations shall survive Closing for a period of 9 months (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to Seller's Representations contained herein except to the extent that Purchaser has requested arbitration against Seller during the Survival Period for breach of any of Seller's Representations. Under no circumstances shall Seller in aggregate (together with the "sellers" under the Related Contracts) be liable to Purchaser for more than $1,000,000.00 in any individual instance or in the aggregate, under this Contract and the Related Contracts, for all breaches of Seller's Representations by all "Sellers" under this Contract and the Related Contracts; provided, however, that the foregoing $1,000,000.00 cap shall reduce on a pro rata basis (based on relevant purchase prices) when and if this Contract or any of the Related Contracts is terminated with respect to one or more of the properties to be sold pursuant thereto. For example, (but not by way of limitation), if the purchase price of the terminated property is $12,000,000 and the aggregate purchase price for all of the properties under this Contract and the Related Contracts is $61,000,000, then the foregoing cap would be reduced by an amount equal to (12/61 x $1,000,000), or $196,721, to a revised cap of $803,279. Purchaser shall not be entitled to bring any claim for a breach of Seller's Representations unless the claim for damages (either in the aggregate or as to any individual claim) by Purchaser exceeds $5,000. In the event that Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.

6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Regional Property Manager of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon the Regional Property Manage any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon the Regional Property Manager any individual personal liability.

6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Seller to enter into this Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

6.5.1 Purchaser is a limited liability company duly organized, validly existing and in good standing under the laws of Illinois.

6.5.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary entity power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, directors, officers or members are required to so empower or authorize Purchaser. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Purchaser is a party or by which Purchaser is otherwise bound, which conflict, breach or default would have a material adverse affect on Purchaser's ability to consummate the transaction contemplated by this Contract. This Contract is a valid, binding and enforceable agreement against Purchaser in accordance with its terms.

6.5.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

6.5.4 Other than Seller's Representations, Purchaser has not relied on any representation or warranty made by Seller or any representative of Seller (including, without limitation, Broker) in connection with this Contract and the acquisition of the Property.

6.5.5 The Broker and its affiliates do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3, acquires the Property at the Closing), nor has Purchaser or any affiliate of Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.

6.5.6 Purchaser is not a Prohibited Person.

6.5.7 To Purchaser's knowledge, none of its investors, affiliates or brokers or other agents (if any), acting or benefiting in any capacity in connection with this Contract is a Prohibited Person.

6.5.8 The funds or other assets Purchaser will transfer to Seller under this Contract are not the property of, or beneficially owned, directly or indirectly, by a Prohibited Person.

6.5.9 The funds or other assets Purchaser will transfer to Seller under this Contract are not the proceeds of specified unlawful activity as defined by 18 U.S.C. ss. 1956(c)(7).

      The provisions of this Section 6.5 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE VII
                            OPERATION OF THE PROPERTY

7.1 Leases and Property Contracts. During the period of time from the Effective Date to the Closing Date, in the ordinary course of business Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease or Property Contract without first obtaining the written consent of Purchaser; provided, however, Seller agrees that any such new Property Contracts or any new or renewed Leases shall not have a term in excess of 1 year (or such longer period of time for which such Property Contracts or Leases are entered into by Seller in the ordinary course of its operation of the Property) without the prior written consent of Purchaser, which consent shall not be unreasonably withheld, conditioned or delayed. With respect to the Leases and Property Contracts, Seller also covenants as follows:

7.1.1 After the expiration of the Feasibility Period, Seller will only enter into new Property Contracts to the extent such Property Contracts are terminable upon 30 days' prior written notice.

7.1.2 After the expiration of the Feasibility Period, Seller will materially comply with all Property Contracts.

7.1.3 No later than 5 days prior to the expiration of the Feasibility Period, Seller will deliver to Purchaser an updated Rent Roll for its Property, and, no later than 5 days after the end of each calendar month between the expiration of the Feasibility Period and the Closing Date, Seller will provide Purchaser with an updated Rent Roll for its Property; provided, however, that the content of any updated Rent Roll delivered pursuant to this Section 7.1.3 shall in no event expand or modify the conditions to Purchaser's obligation to close as specified under Section 8.1.

7.2   General Operation of Property.

7.2.1 Except as specifically set forth in this Article 7, Seller shall operate the Property after the Effective Date in the ordinary course of business, and except as necessary in the Seller's sole discretion to address (a) any life or safety issue at the Property or (b) any other matter which in Seller's reasonable discretion materially adversely affects the use, operation or value of the Property, Seller will not make any material alterations to the Property or remove any material Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed. Seller also covenants as follows from and after the expiration of the Feasibility Period:

7.2.1.1.....Seller  agrees to  maintain  its  existing  insurance  policies  (or replacement policies on comparable terms) covering its Property in full force and effect through the Closing Date.

7.2.1.2.....In accordance with Seller's ordinary course of business with respect to the Property, Seller shall make necessary reasonable repairs to its Property and keep its Property in substantially the same condition as of the expiration of the Feasibility Period, ordinary wear and tear, casualty and condemnation excepted and subject to the provisions of Article 11 and Article 12; provided, however, that the foregoing covenant shall not obligate Seller in any manner to upgrade or make capital improvements to Property;

7.2.1.3.....Seller  will not  sell or  otherwise  dispose  of any  Fixtures  and
Tangible Personal Property except in the ordinary course of such Seller's business.

7.2.2 Seller agrees that, with respect to its Property, at the Closing, Purchaser shall receive a credit against the Purchase Price in an amount equal to the product of (a) the number of Tenant Units at such Property that, as of the Closing Date, have been vacant for more than 7 days and are not in Rent-Ready Condition, and (b) $400.

7.3 Liens. Other than utility easements and temporary construction easements granted by Seller in the ordinary course of business, Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the Effective Date and the Closing Date (other than Leases and Property Contracts as provided in Section 7.1) unless Purchaser approves such lien or encumbrance, which approval shall not be unreasonably withheld or delayed. If Purchaser approves any such subsequent lien or encumbrance, the same shall be deemed a Permitted Encumbrance for all purposes hereunder.

                                  ARTICLE VIII
                         CONDITIONS PRECEDENT TO CLOSING

8.1 Purchaser's Conditions to Closing. Purchaser's obligation to close under this Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.1.2 Each of Seller's Representations shall be true in all material respects as of the Closing Date;

8.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; and

8.1.4 Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding nor shall have been in the last 6 months a debtor in any bankruptcy proceeding.

8.1.5 Title Insurer shall be prepared to issue the Title Policy subject only to the Permitted Exceptions and the payment of any applicable fees and charges.

      Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Section
8.1. If any condition set forth in Sections 8.1.1, 8.1.3 or 8.1.4 is not met, Purchaser may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price, or (b) if such failure constitutes a default by Seller, exercise any of its remedies pursuant to Section 10.2. If the condition set forth in Section 8.1.2 is not met, Purchaser may, as its sole and exclusive remedy, (i) notify Seller of Purchaser's election to terminate this Contract and receive a return of the Deposit from the Escrow Agent, or (ii) waive such condition and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price.

8.2 Seller's Conditions to Closing. Without limiting any of the rights of Seller elsewhere provided for in this Contract, Seller's obligation to close with respect to conveyance of the Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.2.1 All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.2.2 Each of the representations, warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date;

8.2.3 Purchaser shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder;

8.2.4 Seller shall have received all consents, documentation and approvals necessary to consummate and facilitate the transactions contemplated hereby, including, without limitation, a tax free exchange pursuant to Section 13.19 (and the amendment of Seller's (or Seller's affiliates') partnership or other organizational documents in connection therewith), (a) from Seller's unaffiliated partners, members, managers, shareholders or directors to the extent required by Seller's (or Seller's affiliates') organizational documents, and (b) as required by law. If Seller fails to obtain any consents required by
Section 8.2.4(a) hereof, and this Contract is terminated with respect to Seller's Property and such Property is not conveyed to Purchaser because of such failures, then Seller shall pay Purchaser its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with its Property for which this Contract has been so terminated, which damages shall not exceed $25,000.

8.2.5 There shall not be pending or, to the knowledge of either Purchaser or Seller, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser;

8.2.6 [Intentionally deleted].

      If any of the foregoing conditions to Seller's obligation to close with respect to conveyance of the Property under this Contract are not met, Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, or (b) terminate this Contract, and, if such failure constitutes a default by Purchaser, exercise any of its remedies under Section 10.1.

                                   ARTICLE IX
                                    BROKERAGE

9.1 Indemnity. Seller represents and warrants to Purchaser that it has dealt only with Marcus & Millichap, 101 West Ohio Street, 15th Floor, Indianapolis, Indiana 46204 ("Broker") in connection with this Contract. Seller and Purchaser each represents and warrants to the other that, other than Broker, it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

9.2 Broker Commission. If the Closing occurs, Seller agrees to pay Broker a commission according to the terms of a separate contract. Broker shall not be deemed a party or third party beneficiary of this Contract.

9.3 Broker Signature Page. As a condition to Seller's obligation to pay the commission pursuant to Section 9.2, Broker shall execute the signature page for Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Broker will not be necessary to amend any provision of this Contract.

                                   ARTICLE X
                              DEFAULTS AND REMEDIES
10.1 Purchaser Default.  If Purchaser  defaults in its obligations  hereunder to
(a) deliver the Initial Deposit or Additional Deposit (or any other deposit or payment required of Purchaser hereunder), (b) deliver to Seller the deliveries specified under Section 5.3 on the date required thereunder, or (c) deliver the Purchase Price at the time required by Section 2.2.4 and close on the purchase of the Property on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property; provided, however, if the Purchaser default is not capable of being cured, does not preclude Purchaser from Closing (and Purchaser is ready, willing and able to timely Close), and does not materially adversely affect Seller or the ownership, operation or maintenance of any Property (or create any liability or Loss for Seller or the Property), then such default shall not permit Seller to retain the Deposit if it terminates this Contract because of such default. The Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity and confidentiality obligations hereunder, Seller's sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Property or breach of a representation or warranty. Seller expressly waives the remedies of specific performance and additional damages for such default by Purchaser. SELLER AND PURCHASER ACKNOWLEDGE THAT SELLER'S DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLER'S DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLER, AND SHALL BE SELLER'S EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY AND CONFIDENTIALITY OBLIGATIONS HEREUNDER.

10.2 Seller Default. If Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell the Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, either (a) this Contract shall terminate, and all payments and things of value, including the Deposit, provided by Purchaser hereunder shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and Required Return Documents provided to Purchaser as a pre-condition to the return of the Material Security Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Deposit), its direct and actual out-of-pocket expenses and costs
(documented by paid invoices to third parties) in connection with this transaction, which damages shall not exceed in aggregate $200,000 under this Contract and the Related Contracts, in the aggregate; provided, however, that the foregoing $200,000 cap shall reduce on a pro rata basis (in accordance with relative purchase prices) when and if this Contract or any of the Related Contracts is terminated with respect to one or more of the properties to be sold pursuant thereto. For example (but not by way of limitation), if the purchase price of the terminated property is $12,000,000 and the aggregate purchase price for all of the properties under this Contract and the Related Contracts is $61,000,000, then the foregoing cap would be reduced by an amount equal to (12/61 x $200,000), or $39,344, to a revised cap of $160,656, or (b) Purchaser may seek specific performance of Seller's obligation to deliver the Deed pursuant to this Contract (but not damages). Purchaser agrees that it shall promptly deliver to Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials (other than Purchaser's attorney's work product) paid for with the out-of-pocket expenses reimbursed by Seller pursuant to the foregoing sentence. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLER, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLER FOR ANY BREACH BY SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST THE PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.

                                   ARTICLE XI
                            RISK OF LOSS OR CASUALTY

11.1 Major Damage. If the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $300,000, then Seller shall have no obligation to repair such damage or destruction and shall notify Purchaser in writing of such damage or destruction (the "Damage Notice"). Within 10 days after Purchaser's receipt of the Damage Notice, Purchaser may elect at its option to terminate this Contract by delivering written notice to Seller. In the event Purchaser fails to terminate this Contract within the foregoing 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

11.2 Minor Damage. If the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is equal to or less than $300,000, this transaction shall be closed in accordance with the terms of this Contract, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs to the extent of any recovery from insurance carried on the Property if they can be reasonably effected before the Closing. Subject to
Section 11.3, if Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any uninsured loss (but only to the extent not repaired prior to Closing) or deductible payable by Seller in connection therewith) at Closing.

11.3 Repairs. To the extent that Seller elects to commence any repair, replacement or restoration of the Property prior to Closing, then Seller shall be entitled to receive and apply available insurance proceeds to any portion of such repair, replacement or restoration completed or installed prior to Closing, with Purchaser being responsible for completion of such repair, replacement or restoration after Closing from the balance of any available insurance proceeds. The provisions of this Section 11.3 shall survive the Closing and delivery of the Deed to Purchaser.

                                  ARTICLE XII
                                 EMINENT DOMAIN

12.1 Eminent Domain. In the event that, at the time of Closing, any material part of the Property is (or previously has been) acquired, or is about to be acquired, by any governmental agency by the powers of eminent domain or transfer in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Contract by giving written notice within 10 days after Purchaser's receipt from Seller of notice of the occurrence of such event, and if Purchaser so terminates this Contract, Purchaser shall recover the Deposit hereunder (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit). If Purchaser fails to terminate this Contract within such 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price and Purchaser shall receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this section shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                  ARTICLE XIII
                                  MISCELLANEOUS

13.1 Binding Effect of Contract. This Contract shall not be binding on either party until executed by both Purchaser and Seller. As provided in Section 2.3.5 and Section 9.3 above, neither the Escrow Agent's nor the Broker's execution of this Contract shall be a prerequisite to its effectiveness.

13.2 Exhibits And Schedules. All Exhibits and Schedules, whether or not annexed hereto, are a part of this Contract for all purposes.

13.3 Assignability. This Contract is not assignable by Purchaser without first obtaining the prior written approval of the Seller, except that Purchaser may assign this Contract to one or more entities so long as (a) Purchaser is an affiliate of the purchasing entity(ies), (b) Purchaser is not released from its liability hereunder, and (c) Purchaser provides written notice to Seller of any proposed assignment no later than 10 days prior to the Closing Date. As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity. An "affiliate" of Purchaser expressly includes any entity which is controlled, directly or indirectly, by any combination of (i) Purchaser, (ii) Norm Schwab, or (iii) Michael Aufrecht.

13.4 Binding Effect. Subject to Section 13.3, this Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

13.5 Captions. The captions, headings, and arrangements used in this Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

13.6 Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

13.7 Notices. All notices, demands, requests and other communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery; (b) sent by a nationally-recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery; (c) sent by certified mail, return receipt requested; or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:

            To Purchaser:
            Prime Quest Management, LLC
            2824 W. Coyle
            Chicago, Illinois  60645
            Attention:  Eli Stefansky
            Telephone:  773-508-9104
            Facsimile:  773-508-9107

      ......with copy to:

            Pircher, Nichols & Meeks
            900 North Michigan Avenue, Suite 1050
            Chicago, Illinois  60611
            Attention:  Real Estate Notices (JDL/EF)
      ......Telephone:  312-915-3112
            Facsimile:  312-915-3348


            To Seller:

                                    c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Patrick Slavin
            Telephone:  303-691-4340
            Facsimile:  303-300-3282

            And:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Mr. Harry Alcock
            Telephone:  303-691-4344
            Facsimile:  303-300-3282

            with copy to:

            Chad Asarch, Esq.
            Senior Vice President and Associate General Counsel
            AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Telephone: 303-691-4303
            Facsimile:  303-300-3260

            and a copy to:

            Brownstein Hyatt & Farber, P.C.
            410 17th Street, 22nd Floor
            Denver, Colorado  80202
            Attention:  Gary M. Reiff, Esq. and Joshua J. Widoff, Esq.
            Telephone: 303-223-1100
            Facsimile:  303-223-1111

      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

            Fidelity National Title Company
            c/o Lolly Avant, National Commercial Closing Specialist 1900 West Loop South, Suite 650
            Houston, Texas 77027
            Telephone: 800-879-1677
            Facsimile:  713-623-4406

      Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions.

13.8 Governing Law And Venue. The laws of the State of Indiana shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the state in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

13.9 Entire Agreement. This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and agreements, whether written or oral.

13.10 Amendments. This Contract shall not be amended, altered, changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, (a) as provided in
Section 2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3, and
(b) as provided in Section 9.3 above, the signature of the Broker shall not be required as to any amendment of this Contract.

13.11 Severability. If any part of this Contract shall be held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be reformed, and enforced to the maximum extent permitted by law. If such provision cannot be reformed, it shall be severed from this Contract and the remaining portions of this Contract shall be valid and enforceable.

13.12 Multiple Counterparts/Facsimile Signatures. This Contract may be executed in a number of identical counterparts. This Contract may be executed by facsimile signatures which shall be binding on the parties hereto, with original signatures to be delivered as soon as reasonably practical thereafter.

13.13 Construction. No provision of this Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

13.14 Confidentiality. Neither Seller nor Purchaser shall disclose the terms and conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract
(a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Seller's lenders, investors, attorneys and accountants. Any information and Materials provided by Seller to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion. Notwithstanding the provisions of Section 13.9, Purchaser agrees that the covenants, restrictions and agreements of Purchaser contained in any confidentiality agreement executed by Purchaser prior to the Effective Date shall survive the execution of this Contract and shall not be superseded hereby.

13.15 Time Of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Contract.

13.16 Waiver. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Contract shall be established by conduct, custom, or course of dealing and all waivers must be in writing and signed by the waiving party.

13.17 Attorneys Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals.

13.18 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

13.19 1031 Exchange. Seller and Purchaser acknowledge and agree that the purchase and sale of the Property may be part of a tax-free exchange under
Section 1031 of the Code for either Purchaser or Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange (other than expenses of reviewing and executing documents required in connection with such exchange), and (d) no dates in this Contract will be extended as a result thereof. Notwithstanding anything to the contrary contained in the foregoing, if Seller so elects to close the transfer of the Property as an exchange, then (i) Seller, at its sole option, may delegate its obligations to transfer the Property under this Contract, and may assign its rights to receive the Purchase Price from Purchaser, to a deferred exchange intermediary (an "Intermediary") or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Seller pursuant to this Contract; (iii) Seller shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place;
(iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Purchaser; and (v) the closing of the transfer of the Property to Purchaser shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser or to exchange accommodation titleholder, as the case may be. Notwithstanding anything to the contrary contained in the foregoing, if Purchaser so elects to close the acquisition of the Property as an exchange, then (i) Purchaser, at its sole option, may delegate its obligations to acquire the Property under this Contract, and may assign its rights to receive the Property from Seller, to an Intermediary or to an exchange accommodation titleholder, as the case may be; (ii) such delegation and assignment shall in no way reduce, modify or otherwise affect the obligations of Purchaser pursuant to this Contract; (iii) Purchaser shall remain fully liable for its obligations under this Contract as if such delegation and assignment shall not have taken place; (iv) Intermediary or exchange accommodation titleholder, as the case may be, shall have no liability to Seller; and (v) the closing of the acquisition of the Property by Purchaser or the exchange accommodation titleholder, as the case may be, shall be undertaken by direct deed from Seller (or, if applicable, from other affiliates of Seller whom Seller will cause to execute such deeds) to Purchaser (or to exchange accommodation titleholder, as the case may be).

13.20 No Personal Liability of Officers, Trustees or Directors of Seller's Partners. Purchaser agrees that none of Seller's Indemnified Parties (except for the Seller entity itself) shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.

13.21 No Exclusive Negotiations. Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party.

13.22 ADA Disclosure. Purchaser acknowledges that the Property may be subject to the federal Americans With Disabilities Act (the "ADA") and the federal Fair Housing Act (the "FHA"). The ADA requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make the Property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Seller makes no warranty, representation or guarantee of any type or kind with respect to the Property's compliance with the ADA or the FHA (or any similar state or local law), and Seller expressly disclaims any such representation.

13.23 No Recording. Purchaser shall not cause or allow this Contract or any contract or other document related hereto, nor any memorandum or other evidence hereof, to be recorded or become a public record without Seller's prior written consent, which consent may be withheld at Seller's sole discretion. If the Purchaser records this Contract or any other memorandum or evidence thereof, Purchaser shall be in default of its obligations under this Contract. Purchaser hereby appoints the Seller as Purchaser's attorney-in-fact to prepare and record any documents necessary to effect the nullification and release of the contract or other memorandum or evidence thereof from the public records. This appointment shall be coupled with an interest and irrevocable.

13.24 Relationship of Parties. Purchaser and Seller acknowledge and agree that the relationship established between the parties pursuant to this Contract is only that of a seller and a purchaser of property. Neither Purchaser nor Seller is, nor shall either hold itself out to be, the agent, employee, joint venturer or partner of the other party.

13.25 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract (and any closing document executed in connection herewith), including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the state of Indiana. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the prevailing party and charge the cost of arbitration to the party which is not the prevailing party. Notwithstanding anything herein to the contrary, this Section 13.25 shall not prevent Purchaser or Seller from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the state in which the Property is located (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section 13.25.

13.26 AIMCO Marks. Purchaser agrees that Seller, the Property Manager or AIMCO, or their respective affiliates, are the sole owners of all right, title and interest in and to the AIMCO Marks (or have the right to use such AIMCO Marks pursuant to license agreements with third parties) and that no right, title or interest in or to the AIMCO Marks is granted, transferred, assigned or conveyed as a result of this Contract. Purchaser further agrees that Purchaser will not use the AIMCO Marks for any purpose.

13.27 Non-Solicitation of Employees. Purchaser acknowledges and agrees that, without the express written consent of Seller, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall solicit any of Seller's employees or any employees located at the Property (or any of Seller's affiliates' employees located at any property owned by such affiliates) for potential employment.

13.28 Survival. Except for (a) all of the provisions of this Article 13 (other than Section 13.19 and 13.21), and (b) any provision of this Contract which expressly states that it shall so survive, and (c) any payment obligation of Purchaser under this Contract (the foregoing (a), (b) and (c) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.

13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser" means all entities acquiring any interest in the Property at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to
Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Contract, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that Seller is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that Seller is required to return the Initial Deposit, Additional Deposit or other amount to Purchaser, Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including, without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transaction(s) contemplated hereby.

13.30 Related Contracts Notwithstanding anything in this Contract to the contrary, and unless Seller agrees in its sole and absolute discretion, Purchaser may not close on the acquisition of the Property unless Purchaser simultaneously, or prior to such Closing Date, has acquired all of the properties that are the subject to the Related Contracts (and, if Seller elects in its sole discretion, then the Closing Date hereunder will be extended to accommodate a simultaneous closing with the properties that are the subject of one or more of the Related Contracts). Without limiting the foregoing, if Purchaser has the right to terminate either of the Related Contracts, and does so terminate one or both Related Contracts (including, without limitation, pursuant to Sections 3.2 or 4.3 thereof), Seller shall have the option (but not the obligation) to terminate this Contract. In addition, if the sellers under either of the Related Contracts terminates such Related Contract for any reason, then Seller may (but is not obligated to) terminate this Contract within 10 days after the termination of the Related Contract. A default by the Purchaser under either Related Contract is, at the option of the Seller under this Contract, a default by the Purchaser hereunder.

13.31 Non-Refundable Purchaser Lender Fees. If this Contract is terminated (in accordance with the terms and conditions hereof) because of either (a) a Seller default, or (b) the failure of Seller to obtain the consents required by Section 8.2.4(a), then, in addition to any other payments hereunder, Seller shall pay Purchaser its actual and documented fees which Purchaser has paid to third-party prospective lenders (in conjunction with potential financing associated with Purchaser's acquisition of the Property) for application fees, rate-lock fees, and third-party reports in an amount not to exceed $10,500.



                                  ARTICLE XIV
                           LEAD-BASED PAINT DISCLOSURE

14.1 Disclosure. Seller and Purchaser hereby acknowledge delivery of the Lead Based Paint Disclosure attached as Exhibit H hereto. The provisions of this
Section 14.1 shall survive the Closing and delivery of the Deed to Purchaser.


                 [Remainder of Page Intentionally Left Blank]

      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.

                                     Seller:


                                    SALEM COURTHOUSE, L.P.,
                                    a South Carolina limited partnership

                                    By:   Salem GP, L.L.C.,
                                          a South Carolina limited liability
                                          company,
                                          Its General Partner

                                    By:   Davidson Diversified Real
                                          Estate III, L.P., a Delaware
                                          limited partnership
                                          Its Member

                                    By:   Davidson Diversified
                                          Properties, Inc., a Tennessee
                                          corporation
                                          Its General Partner

                                    By: /s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title: Senior Vice President


                                   Purchaser:


                                    PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company

                                    By: /s/Eli Stefansky
                                    Name: Eli Stefansky
                                    Title: President


                                    Purchaser's Tax Identification
                                    Number/Social Security Number:

                           ESCROW AGENT SIGNATURE PAGE

      The undersigned executes the Contract to which this signature page is attached for the purpose of agreeing to the provisions of Section 2.3 of the Contract, and hereby establishes August 17, 2005 as the date of opening of escrow and designates 05-194823 as the escrow number assigned to this escrow.


                                    ESCROW AGENT:

                                    FIDELITY NATIONAL TITLE COMPANY


                                    By:/s/Lolly Avant
                                    Name: Lolly Avant
                                    Title: Vice President, Manager

                              BROKER SIGNATURE PAGE


      The undersigned Broker hereby executes this Broker Signature Page solely to confirm the following: (a) Broker represents only the Seller in the transaction described in the Contract to which this signature page is attached,
(b) Broker acknowledges that the only compensation due to Broker in connection with the Closing of the transaction described in the Contract to which this signature page is attached is as set forth in a separate agreement between Seller and Broker, and (c) Broker represents and warrants to Seller that Broker and its affiliates has not and will not receive any compensation (cash or otherwise) from or on behalf of Purchaser or any affiliate thereof in connection with the transaction, and do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3 of the Contract, acquires the Property at the Closing) nor has Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.


                                          BROKER:

                                          MARCUS & MILLICHAP



                                          By:  /s/John S. Sebee
                                          Name: John S. Sebee
                                          Title: Senior Investment Associate

                                                                   Exhibit 10DDb

                FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT

      THIS FIRST AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is made and entered into this 16th day of September, 2005 (the "Amendment Date"), by and between SALEM COURTHOUSE, L.P., a South Carolina limited partnership ("Seller") and PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company ("Purchaser").

                                    RECITALS:

      WHEREAS, Seller and Purchaser entered into that certain Purchase and Sale Contract dated August 16, 2005 (the "Contract"), for a certain parcel of real property situated in Marion County, Indiana, and more specifically described in the Contract; and

      WHEREAS, Seller and Purchaser desire to amend the Contract on the terms and conditions set forth below.

      NOW, THEREFORE, in consideration of the mutual covenants set forth in the Contract and herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree to amend the Contract as follows:

                                   AGREEMENT:

1. Extension of Feasibility Period. Section 3.1 of the Contract is hereby amended to provide that the Feasibility Period shall expire on September 23, 2005. Notwithstanding the foregoing, Purchaser agrees that the updated Rent Roll delivered by Seller on September 8, 2005, is sufficient to satisfy the requirement under Section 7.1.3 of the Contract that Seller deliver an updated Rent Roll for its Property no later than 5 days prior to the expiration of the Feasibility Period (and Seller will not be required to re-deliver updated Rent Roll in advance of the extended Feasibility Period).

2.  Sections  3.5.2 and 6.1.7.  The  respective  references in Section 3.5.2 and
Section 6.1.7 of the Contract to "Section 5.2.11" are hereby each changed to "Section 5.2.10."

3.  Miscellaneous.  The  following  provisions  shall apply with respect to this
Amendment:

(a) Except as modified in this Amendment, the Contract, is in full force and effect and is hereby ratified by Seller and Purchaser.

(b) Capitalized terms used, but not defined, in this Amendment shall have the same meaning as set forth in the Contract.

(c) In the event of any conflict between the Contract and this Amendment, the terms and conditions of this Amendment shall control.

(d) This Amendment may be executed in counterparts, each of which (or any combination of which) when signed by all of the parties shall be deemed an original, but all of which when taken together shall constitute one agreement. Executed copies hereof may be delivered by telecopier and upon receipt shall be deemed originals and binding upon the parties hereto, and actual originals shall be promptly delivered thereafter.


                   [Signatures appear on following pages.]

      NOW, THEREFORE, the parties hereto have executed this Amendment as of the date first set forth above.


                                     Seller:

                                    SALEM COURTHOUSE, L.P.,
                                    a South Carolina limited partnership

                                    By:   Salem GP, L.L.C.,
                                          a South Carolina  limited  liability
                                           company,
                                          Its General Partner

                                    By:   Davidson Diversified Real
                                          Estate III,  L.P.,  a Delaware
                                          limited partnership
                                          Its Member

                                    By:   Davidson Diversified
                                          Properties, Inc., a Tennessee
                                          corporation
                                          Its General Partner

                                    By:/s/Patrick F. Slavin
                                    Name: Patrick F. Slavin
                                    Title: Senior Vice President

                                   Purchaser:

                                    PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company


                                    By: Eli Stefansky
                                    Name: Eli Stefansky
                                    Title: President

                                                                   Exhibit 10DDc

                      REINSTATEMENT AND SECOND AMENDMENT TO
                           PURCHASE AND SALE CONTRACT

      THIS REINSTATEMENT AND SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT (this "Amendment") is made and entered into as of the 11th day of October, 2005 (the "Amendment Date"), by and between SALEM COURTHOUSE, L.P., a South Carolina limited partnership ("Seller") and PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company ("Purchaser").

                                    Recitals:

      WHEREAS, Seller and Purchaser entered into that certain Purchase and Sale Contract, dated August 16, 2005, as amended by that First Amendment to Purchase and Sale Contract, dated September 16, 2005 (as so amended, the "Contract"), for a certain parcel of real property, situated in Marion County, Indiana, and more specifically described in the Contract.

      WHEREAS, Pursuant to Section 3.2 of the Contract, Purchaser terminated the Contract by written notice dated September 23, 2005.

      WHEREAS, Seller and Purchaser desire to reinstate and ratify the Contract and to amend the Contract on the terms set forth herein.

      NOW, THEREFORE, in consideration of the Contract, the covenants, promises, agreements, and conditions contained herein, and for other good and valuable consideration, the receipt, sufficiency, and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

                                   Agreement:

1. Reinstatement. The Contract is hereby reinstated, as amended herein, ratified and affirmed and is effective as of the Amendment Date as if the termination pursuant to Section 3.2 had not occurred.

2. Purchase Price. Section 2.2 of the Contract is hereby deleted in its entirety and the following substituted therefor:

"Purchase Price and Deposit. The total purchase price ("Purchase Price") for the Property shall be an amount equal to $12,473,250, less the Lender Fees, which amount shall be paid by Purchaser, as follows:"

      The amendment to the Purchase Price set forth in this Amendment is in full satisfaction of all issues and objections raised by Purchaser regarding the Property.

3. Additional Deposit. In consideration of Seller's execution of this Amendment, within one Business Day after the Amendment Date, Purchaser shall deliver to the Escrow Agent the Additional Deposit of $147,037 by wire by transfer of Good Funds.

4. Feasibility Period. The Feasibility Period under the Contract shall be deemed to have expired for all purposes under the Contract on the Amendment Date. Purchaser hereby agrees that it has completed its review of the Property and hereby waives its right to further object (pursuant to Sections 3.2 or 4.3 of the Contract or otherwise) to any matter concerning the Title Documents, the Survey, the Property Contracts, the Leases, the Miscellaneous Property Assets, the physical condition of the Property, or otherwise with respect to the Property; provided, however, that the foregoing waiver shall not waive any of Purchaser's express rights under the Contract which are applicable to the time period following expiration of the Feasibility Period. Purchaser agrees that Seller has made all required deliveries required under the Contract and performed all of Seller's required obligations under the Contract through the date hereof. Purchaser agrees that Purchaser's right to terminate the Contract is irrevocably waived, the Deposit (including the Additional Deposit to be delivered to Escrow Agent as required hereunder) is non-refundable, and
Purchaser's obligation to purchase the Properties is non-contingent and unconditional except only for the satisfaction of the conditions expressly stated in Section 8.1 of the Contract.

5. Closing Date. Section 5.1 of the Contract is hereby deleted in its entirety and the following substituted therefor:

"Closing Date. The Closing shall occur on November 30, 2005 (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Further, the Closing Date may be extended without penalty at the option of Seller to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above to satisfy any condition to Closing, or such later date as is mutually acceptable to Seller and Purchaser."

6. Damage Examples. The examples set forth in Sections 6.3 and 10.2 of the Contract are hereby revised to reflect an aggregate Purchase Price of $60,000,000 (and, as a result, the revised cap in such examples would be $800,000 and $160,000, respectively).

7. Rent Roll Delivery. Purchaser agrees that the updated Rent Roll previously delivered by Seller is sufficient to satisfy the requirement under Section 7.1.3 of the Contract that Seller deliver an updated Rent Roll for its Property no later than 5 days prior to the expiration of the Feasibility Period (and Seller will not be required to re-deliver any updated Rent Roll in advance of the execution of this Amendment).

8. Ratification of Contract. All terms and provisions of the Contract not specifically modified or amended by this Amendment shall remain in full force and effect, and the Contract, as expressly modified herein, is hereby ratified, confirmed and approved in all respects by the parties hereto.

9.  Miscellaneous.  The  following  provisions  shall apply with respect to this
Amendment:

a. Capitalized terms used, but not otherwise defined, herein shall have the same meaning as ascribed to such terms in the Contract.

b. In the event of any conflict between the Contract and this Amendment, the terms and conditions of this Amendment shall control.

c. This Amendment may be executed in counterparts, each of which (or any combination of which) when signed by all of the parties shall be deemed an original, but all of which when taken together shall constitute one agreement. Executed copies hereof may be delivered by telecopier and upon receipt shall be deemed originals and binding upon the parties hereto, and actual originals shall be promptly delivered thereafter.

      NOW, THEREFORE, the parties hereto have executed this Reinstatement and Second Amendment to Purchase and Sale Contract as of the date first set forth above.



                                     Seller:

                                    SALEM COURTHOUSE, L.P.,
                                    a South Carolina limited partnership

                                    By:   Salem GP, L.L.C.,
                                          a South Carolina limited liability
                                          company,
                                          Its General Partner

                                    By:   Davidson Diversified Real
                                          Estate III, L.P., a Delaware limited
                                          partnership
                                          Its Member

                                    By:   Davidson Diversified
                                          Properties, Inc., a Tennessee
                                          corporation
                                          Its General Partner

                                    By:    /s/Kris Vercauteren
                                    Name:  Kris Vercauteren
                                    Title: Vice President

                                   Purchaser:

                                    PRIME QUEST MANAGEMENT, LLC, an Illinois limited liability company


                                    By: /s/Eli Stefansky
                                    Name: Eli Stefansky
                                    Title: President