Form 10KSB
period 2005-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2006-04-17
CIK 773679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-15676

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
(Name of small business issuer in its charter)

Delaware	62-1242599
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)

Issuer's telephone number (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $6,107,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant; therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold for investment existing income-producing residential real estate properties.  All of the net proceeds of the offering were invested in six properties, five of which have since been sold or foreclosed. The Partnership continues to own and operate one property. See "Item 2. Description of Property", for a description of the Partnership's remaining property.

The Partnership receives income from its property and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the property. The Partnership financed its property primarily through non-recourse debt; therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at its property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos.  In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities.  In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Plainview Apartments	05/06/86	Fee ownership subject to a	Apartment
Louisville, Kentucky		wraparound mortgage (1)	480 units

(1)

Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

On December 1, 2005, the Partnership sold Salem Courthouse Apartments to a third party for a gross sales price of approximately $12,473,000. The net proceeds realized by the Partnership were approximately $12,357,000 after payment of closing costs of approximately $116,000. The Partnership used approximately $4,926,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,899,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $56,000 for the year ended December 31, 2005 due to the write-off of approximately $30,000 of unamortized loan costs and the payment of approximately $26,000 of prepayment costs, which is included in loss from discontinued operations for the year ended December 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the operations of Salem Courthouse Apartments, including revenues of approximately $2,262,000 and $2,215,000 for the years ended December 31, 2005 and 2004, respectively, have been reflected as (loss) income from discontinued operations for the years ended December 31, 2005 and 2004.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Plainview
Apartments	$29,005	$16,619	5-25 yrs	S/L	$ 7,852

See "Note B" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's remaining property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Plainview Apartments
1st mortgage	$15,336	9.33% (1)	(1)	11/15/10	$15,336

(1)

Interest only payments on a fixed rate mortgage.

(2)

See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Plainview Apartments	$7,419	$7,117	95%	89%

The Managing General Partner attributes the increase in occupancy at Plainview Apartments to a redevelopment project which was completed in December 2003 that made the property more competitive in the local market and to increased employment opportunities in the local market.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2005, no tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rate in 2005 for the property were as follows:

	2005	2005
	Taxes	Rate
	(in thousands)
Plainview Apartments	$ 123	1.12%

Capital Improvements

Plainview Apartments: The Partnership completed approximately $166,000 in capital expenditures at Plainview Apartments during the year ended December 31, 2005, consisting of floor covering and water heater replacements, swimming pool improvements, and furniture and fixtures upgrades. These expenditures were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Salem Courthouse Apartments: The Partnership completed approximately $504,000 in capital expenditures at Salem Courthouse Apartments during the year ended December 31, 2005, consisting primarily of floor covering and appliance replacements, exterior upgrades, plumbing fixtures, air conditioning units, interior painting of common areas, maintenance equipment, and structural and electrical improvements. These improvements were funded from operating cash flow.  The property was sold in December 2005.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units (the "Units") aggregating $20,240,000. The Partnership currently has 778 holders of record owning an aggregate of 1,011.5 Units. Affiliates of the Managing General Partner owned 440.50 Units or 43.55% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005 there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods. See “Item 2. Description of Property-Capital Improvements” for information relating to capital expenditures of the property.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the

Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $5,679,000, compared to a net loss of approximately $1,897,000 for the year ended December 31, 2004.  The increase in net income was primarily due to the recognition of a gain on sale of discontinued operations in 2005 partially offset by an increase in loss from discontinued operations and continuing operations. The increase in loss from discontinued operations is due to an increase in total expenses partially offset by an increase in total revenues.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the accompanying consolidated statement of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Salem Courthouse Apartments, as (loss) income from discontinued operations. On December 1, 2005, the Partnership sold Salem Courthouse Apartments to a third party for a gross sales price of approximately $12,473,000. The net proceeds realized by the Partnership were approximately $12,357,000 after payment of closing costs of approximately $116,000. The Partnership used approximately $4,926,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,899,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $56,000 for the year ended December 31, 2005 due to the write-off of approximately $30,000 of unamortized loan costs and the payment of approximately $26,000 of prepayment costs, which is included in loss from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the operations of Salem Courthouse Apartments, including revenues of approximately $2,262,000 and $2,215,000 for the years ended December 31, 2005 and 2004, respectively, have been reflected as (loss) income from discontinued operations for the years ended December 31, 2005 and 2004.

Excluding the (loss) income from discontinued operations, the Partnership’s loss from continuing operations was approximately $2,188,000 and $2,109,000 for the years ended December 31, 2005 and 2004, respectively. The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues for the year ended December 31, 2005 increased due to increases in both rental and other income. Rental income increased due to increases in occupancy and the average rental rate at the Partnership’s investment property and a decrease in bad debt expense. Other income increased due to an increase in lease cancellation fees, pet damage fees and utility reimbursements at the Partnership’s investment property.

Total expenses increased due to increases in general and administrative, interest, and deferred tax expenses partially offset by decreases in operating and depreciation expenses. Property tax expense remained relatively constant between the comparable periods. Interest expense increased due to an increase in the prime rate, which is charged on the advances from affiliates of the Managing General Partner. Operating expense decreased due to a decrease in maintenance expense partially offset by an increase in property expense and property management fees. Maintenance expense decreased due to a decrease in contract repairs at Plainview Apartments. Property expense increased due to an increase in utility expense and salaries and related employee benefits. Property management fees increased as a result of the increase in rental income on which such fees are based. Depreciation expense decreased due to property improvements and replacements becoming fully depreciated.

The state of Kentucky has enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated that a deferred tax liability exists of approximately $276,000 as a result of this tax legislation and accordingly recorded such liability.

General and administrative expenses increased for the year ended December 31, 2005 due to an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $1,198,000 compared to approximately $226,000 at December 31, 2004. The increase in cash and cash equivalents of approximately $972,000 is due to approximately $11,687,000 of cash provided by investing activities partially offset by approximately $10,074,000 and $641,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Salem Courthouse Apartments partially offset by property improvements and replacements.  Cash used in financing activities consisted of the repayment of the mortgage encumbering Salem Courthouse Apartments, principal payments on the mortgage encumbering Salem Courthouse Apartments and repayment of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of its property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000, requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions to the partners for the years ended December 31, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies". Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate III, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern.  As more fully described in Note A to the consolidated financial statements, the Partnership has recurring operating losses and an accumulated deficit.  In addition, on April 4, 2006 an affiliate of the Managing General Partner demanded payment in full of its outstanding advances and related accrued interest.  These conditions raise substantial doubt about the Partnership’s ability to continue as a going concern.  As described in Note A, management is evaluating its options relative to the payment demand by the affiliate of the Managing General Partner.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

April 4, 2006

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 1,198
Receivables and deposits		358
Other assets		145
Investment property (Notes C, F and H):
Land	$ 2,047
Buildings and related personal property	26,958
	29,005
Less accumulated depreciation	(16,619)	12,386
		$ 14,087

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 138
Tenant security deposit liabilities		71
Other liabilities		199
Deferred tax liability (Note G)		276
Due to affiliates (Note E)		5,832
Mortgage note payable (Note C)		15,336

Partners' Deficit
General partners	$ (156)
Limited partners (1,011.5 units issued and
outstanding)	(7,609)	(7,765)
		$ 14,087

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
		(Restated)
Revenues:
Rental income	$ 3,308	$ 2,984
Other income	537	377
Total revenues	3,845	3,361

Expenses:
Operating	1,928	1,938
General and administrative	227	186
Depreciation	1,188	1,213
Interest	2,288	2,012
Property taxes	126	121
Total expenses	5,757	5,470
Loss from continuing operations before income taxes	(1,912)	(2,109)
Deferred income tax expense (Note G)	276	--

Loss from continuing operations	(2,188)	(2,109)

(Loss) income from discontinued operations
(Notes B and H)	(32)	212
Gain on sale of discontinued operations (Note H)	7,899	--
Net income (loss) (Note D)	$ 5,679	$ (1,897)

Net income (loss) allocated to general partner	$ 113	$ (38)
Net income (loss) allocated to limited partners	5,566	(1,859)
	$ 5,679	$ (1,897)
Per limited partnership unit:
Loss from continuing operations	$(2,119.62)	$(2,043.50)
(Loss) income from discontinued operations	(30.65)	205.64
Gain on sale of discontinued operations	7,652.99	--
Net income (loss)	$ 5,502.72	$(1,837.86)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2003	1,011.5	$ (231)	$(11,316)	$ (11,547)

Net loss for the year ended
December 31, 2004	--	(38)	(1,859)	(1,897)

Partners' deficit at
December 31, 2004	1,011.5	(269)	(13,175)	(13,444)

Net income for the year ended
December 31, 2005	--	113	5,566	5,679

Partners' deficit at
December 31, 2005	1,011.5	$ (156)	$ (7,609)	$ (7,765)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 5,679	$(1,897)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Gain on sale of discontinued operations	(7,899)	--
Depreciation	1,838	1,944
Amortization of loan costs	30	32
Loss on early extinguishment of debt	56	--
Bad debt expense	101	127
Change in accounts:
Receivables and deposits	97	(421)
Other assets	38	(45)
Accounts payable	(64)	(34)
Tenant security deposit liabilities	(52)	(20)
Accrued property taxes	(227)	(59)
Other liabilities	(45)	18
Deferred tax liability	276	--
Due to affiliates	(469)	626
Net cash (used in) provided by operating activities	(641)	271

Cash flows from investing activities:
Net proceeds from sale of investment property	12,357	--
Property improvements and replacements	(670)	(951)
Net cash provided by (used in) investing activities	11,687	(951)

Cash flows from financing activities:
Repayment of mortgage note payable	(4,926)	--
Payments on mortgage note payable	(122)	(141)
Advances from affiliates	--	633
Payments on advances from affiliates	(5,026)	(2)
Net cash (used in) provided by financing activities	(10,074)	490

Net increase (decrease) in cash and cash equivalents	972	(190)
Cash and cash equivalents at beginning of year	226	416
Cash and cash equivalents at end of year	$ 1,198	$ 226

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,320	$ 1,632

At December 31, 2003 approximately $235,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements during the year ended December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of December 31, 2005 had approximately $5,827,000 of advances due to an affiliate of the managing general partner.  In a letter dated April 4, 2006,  this affiliate of the managing general partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the managing general partner.  If the Partnership defaults on its repayment of the advances due to an affiliate of the managing general partner, the Partnership will risk losing its sole investment property through foreclosure.  The managing general partner is evaluating its options relative to the payment demand by an affiliate of the managing general partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Organization and Summary of Significant Accounting Policies

Organization

The Partnership is a Delaware limited partnership organized in July 1985 to acquire and operate residential real estate properties. The Partnership owns and operates one apartment complex, located in Kentucky. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010 unless terminated prior to such date. The Managing General Partner is a subsidiary of Apartment Investment and Management Company  (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 the accompanying consolidated statement of operations for the year ended December 31, 2004 has been restated as of January 1, 2004 to reflect the operations of Salem Courthouse Apartments which was sold on December 1, 2005 (see Note G) as income from discontinued operations. Included in the (loss) income from discontinued operations are revenues of approximately $2,262,000 and $2,215,000 for Salem Courthouse for the years ended December 31, 2005 and 2004, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,185,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $216,000, less accumulated amortization of approximately $145,000, are included in other assets and are amortized over the term of the related loan agreement. Amortization expense for 2005 and 2004 of approximately $30,000 and $32,000, respectively, is included in interest expense and (loss) income from discontinued operations in the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $14,000 for the years 2006 through 2009 and approximately $15,000 in 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and (loss) income from discontinued operations.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt, at the Partnership’s incremental borrowing rate, is approximately $17,145,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $112,000 and $122,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expense and (loss) income from discontinued operations.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Plainview Apartments	$15,336	$ 119 (1)	9.33%	11/15/10	$15,336

(1)

Interest only payments on a fixed rate mortgage.

The mortgage note payable encumbering Plainview Apartments is a fixed rate mortgage. The mortgage is non-recourse and is secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property.  The mortgage note payable encumbering Plainview Apartments includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005, are as follows (in thousands):

Years Ended December 31,
2006	$ --
2007	--
2008	--
2009	--
2010	15,336
$15,336

Note D - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	2005	2004
Net income (loss) as reported	$ 5,679	$ (1,897)
Add (deduct)
Gain on sale of investment property	2,297	--
Depreciation difference	930	33
Unearned income	(9)	(6)
Other	(81)	10
Federal taxable income (loss)	$ 8,816	$ (1,860)

Federal taxable income (loss) per
limited partnership unit	$3,218.08 (1)	$ (818.48) (2)

(1)

The gain on sale of investment property is first allocated to partners pro-rata to the extent of negative capital balances.  The remainder of the gain on sale of investment property is allocated 2% to the general partners and 98% to the limited partners.

(2)

For 2004 special minimum gain provisions exist which result in the limited partners being allocated a non-pro rata amount of loss in the amount of approximately $828,000.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported	$ (7,765)
Land and buildings	436
Accumulated depreciation	(4,970)
Syndication	1,621
Distribution fees	1,051
Other	159
Net liabilities - Federal tax basis	$ (9,468)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2005 and 2004.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $301,000 and $273,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $235,000 and $180,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $72,000 and $37,000, respectively. At December 31, 2005, approximately $5,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the year ended December 31, 2005, no advances were made by an affiliate of the Managing General Partner. During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $633,000. These loans were made in accordance with the terms of the Partnership Agreement. The loans made during 2004 were to cover operational and redevelopment costs of approximately $562,000 at Plainview Apartments and approximately $71,000 to cover operational expenses at Salem Courthouse Apartments. At December 31, 2005, the balance of the advances was approximately $5,827,000, including accrued interest of approximately $749,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense of approximately $788,000 and $539,000 was recognized during the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Partnership repaid advances of approximately $5,026,000 and $2,000, respectively, to an affiliate of the Managing General Partner.  Subsequent to December 31, 2005, this affiliate of the Managing General Partner demanded payment in full of all of the outstanding advances and related accrued interest.  See “Note A – Going Concern” for further discussion.

The Partnership insured Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2005 and 2004 from both AIMCO and a third party.  During the year ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $68,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General

Partner.  As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Plainview Apartments	$15,336	$ 2,047	$16,584	$ 10,374

Gross Amount At Which Carried
At December 31, 2005
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Plainview					Phase I 1973	05/86
Apartments	$ 2,047	$26,958	$29,005	$16,619	Phase II 1978	05/86	5-25 yrs

Reconciliation of “Investment Property and Accumulated Depreciation” (in thousands):

	Years Ended December 31,
	2005	2004
Investment Property
Balance at beginning of year	$43,946	$43,230
Property improvements and replacements	670	716
Sale of investment property	(15,611)	--
Balance at end of year	$29,005	$43,946

Accumulated Depreciation
Balance at beginning of year	$26,063	$24,119
Additions charged to expense	1,838	1,944
Sale of investment property	(11,282)	--
Balance at end of year	$16,619	$26,063

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004 is approximately $29,441,000 and $44,364,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $21,589,000 and $34,144,000, respectively.

Note G – Partnership Income Taxes

The state of Kentucky has enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated that a deferred tax liability exists of approximately $276,000 as a result of this tax legislation and accordingly recorded such liability.

Note H – Disposition of Investment Property

On December 1, 2005, the Partnership sold Salem Courthouse Apartments to a third party for a gross sales price of approximately $12,473,000. The net proceeds realized by the Partnership were approximately $12,357,000 after payment of closing costs of approximately $116,000. The Partnership used approximately $4,926,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,899,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $56,000 for the year ended December 31, 2005 due to the write-off of approximately $30,000 of unamortized loan costs and the payment of approximately $26,000 of prepayment costs, which is included in loss from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the operations of Salem Courthouse Apartments, including revenues of approximately $2,262,000 and $2,215,000 for the years ended December 31, 2005 and 2004, respectively, have been reflected as (loss) income from discontinued operations for the years ended December 31, 2005 and 2004. At December 31, 2005, the Partnership was owed approximately $118,000 related to property tax appeals related to Salem Courthouse Apartments for the years 2002 and 2003. Subsequent to December 31, 2005 the Partnership received approximately $103,000 related to the 2002 appeal, which included interest of approximately $9,000. The 2003 refund is anticipated to be received in the near future.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure.  During 2003, the Partnership completed a rehabilitation project at Plainview Apartments which cost approximately $5,300,000. Part of the rehabilitation project was to address mold abatement conditions with the rest relating to general updating of the property. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

In a letter dated April 4, 2006, the Partnership received a demand notice from AIMCO Properties, L.P., which is an affiliate of both the Partnership and the Partnership’s Managing General Partner, for payment in full by the Partnership of advances and accrued interest loaned by AIMCO Properties, L.P. to the Partnership.  The balance of such advances and accrued interest was approximately $5,827,000 as of December 31, 2005.  Payment is to be made within 30 days, failure to do so will likely result in AIMCO Properties, L.P. taking such actions as it deems reasonable and appropriate to protect its interests.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest.  The Partnership’s Managing General Partner is currently evaluating its options relative to the payment demand by AIMCO Properties, L.P.

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

Name	Age	Position

Harry G. Alcock	43	Director and Executive Vice President
Martha L. Long	46	Director and Senior Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004,

Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2005, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

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

Item 12.

Certain Relationships and Related Transactions

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2005 and 2004.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid or accrued to such affiliates approximately $301,000 and $273,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $235,000 and $180,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $72,000 and $37,000, respectively. At December 31, 2005, approximately $5,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

During the year ended December 31, 2005, no advances were made by an affiliate of the Managing General Partner. During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $633,000. These loans were made in accordance with the terms of the Partnership Agreement. The loans made during 2004 were to cover operational and redevelopment costs of approximately $562,000 at Plainview Apartments and approximately $71,000 to cover operational expenses at Salem Courthouse Apartments. At December 31, 2005, the balance of the advances was approximately $5,827,000, including accrued interest of approximately $749,000, which is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (9.25% at December 31, 2005). Interest expense of approximately $788,000 and $539,000 was recognized during the years ended December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, the Partnership repaid advances of approximately $5,026,000 and $2,000, respectively, to an affiliate of the Managing General Partner.  Subsequent to December 31, 2005, this affiliate of the Managing General Partner demanded payment in full of all of the outstanding advances and related accrued interest.  See “Item 7. Financial Statements – Note A – Going Concern” for further discussion.

The Partnership insured Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2005 and 2004 from both AIMCO and a third party.  During the year ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $68,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.55% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $37,000 for 2005 and approximately $38,000 for 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $16,000 for 2005 and $13,000 for 2004.

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

Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 17, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: April 17, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: April 17, 2006
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

EXHIBIT INDEX - continued

10BB

Assignment of Leases, Rents, and Profits dated November 15, 1995, executed by Plainview Apartments, L.P. to Nationwide Life Insurance Co. and West Coast Life Insurance Co. is incorporated by reference to Exhibit 10BB to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

10DD a)

Purchase and Sale Contract dated August 16, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC. Filed as exhibit to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10DD b)

First Amendment to Purchase and Sale Contract dated September 23, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC. Filed as exhibit to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10DD c)

Reinstatement and Second Amendment to Purchase and Sale Contract dated October 11, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC. Filed as exhibit to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005 and incorporated herein by reference.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 17, 2006

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

Date:  April 17, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: April 17, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: April 17, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.