Form 10QSB
period 2006-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2006-05-15
CIK 773679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No __X__

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 692
Receivables and deposits		295
Other assets		217
Investment property:
Land	$ 2,047
Buildings and related personal property	27,003
	29,050
Less accumulated depreciation	(16,916)	12,134
		$ 13,338

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 184
Tenant security deposit liabilities		78
Accrued property taxes		33
Other liabilities		166
Deferred tax liability (Note D)		276
Due to affiliates (Note C)		5,422
Mortgage note payable		15,336

Partners' Deficit
General partners	$ (164)
Limited partners (1,011.5 units issued and
outstanding)	(7,993)	(8,157)
		$ 13,338

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 884	$ 821
Other income	160	132
Total revenues	1,044	953

Expenses:
Operating	572	502
General and administrative	61	45
Depreciation	297	296
Interest	474	543
Property taxes	32	31
Total expenses	1,436	1,417

Loss from continuing operations	(392)	(464)

Loss from discontinued operations (Note B)	--	--
Net loss	$ (392)	$ (464)

Net loss allocated to general partner	$ (8)	$ (9)
Net loss allocated to limited partners	(384)	(455)
	$ (392)	$ (464)
Per limited partnership unit:
Loss from continuing operations	$ (379.63)	$ (449.83)
Loss from discontinued operations	--	--
Net loss	$ (379.63)	$ (449.83)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2005	1,011.5	$ (156)	$ (7,609)	$ (7,765)

Net loss for the three months
ended March 31, 2006	--	(8)	(384)	(392)

Partners' deficit at
March 31, 2006	1,011.5	$ (164)	$ (7,993)	$ (8,157)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$ (392)	$ (464)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	297	485
Amortization of loan costs	4	8
Change in accounts:
Receivables and deposits	63	(94)
Other assets	(76)	(109)
Accounts payable	24	58
Tenant security deposit liabilities	7	--
Accrued property taxes	33	94
Other liabilities	(33)	(23)
Due to affiliates	(410)	215
Net cash (used in) provided by operating activities	(483)	170

Cash flows used in investing activities:
Property improvements and replacements	(23)	(161)

Cash flows used in financing activities:
Payments on mortgage note payable	--	(33)

Net decrease in cash and cash equivalents	(506)	(24)
Cash and cash equivalents at beginning of period	1,198	226

Cash and cash equivalents at end of period	$ 692	$ 202

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 875	$ 400

Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 22	$ 45

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of March 31, 2006 had approximately $5,422,000 of advances due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006,  this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole remaining investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner.  If the Partnership defaults on its repayment of the advances due to an affiliate of the Managing General Partner, the Partnership will risk losing its sole investment property through foreclosure.  The Managing General Partner is evaluating its options relative to the payment demand by an affiliate of the Managing General Partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 the accompanying consolidated statement of operations for the three months ended March 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Salem Courthouse Apartments which was sold on December 1, 2005 as loss from discontinued operations. Included in the loss from discontinued operations are revenues of approximately $570,000 and expenses of approximately $570,000 for Salem Courthouse for the three months ended March 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 has not had a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2006 and 2005.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $74,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $25,000 and $81,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $1,000 and $31,000, respectively.

During the three months ended March 31, 2006 and 2005, no advances were made by the Managing General Partner to the Partnership. In prior years the Managing General Partner has advanced funds to the Partnership for redevelopment costs and operational expenses at the Partnership’s properties. These advances were made in accordance with the terms of the Partnership Agreement. At March 31, 2006, the balance of the advances, including accrued interest, was approximately $5,422,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2% (9.75% at March 31, 2006). Interest expense was approximately $112,000 and $169,000 for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 the Partnership paid approximately $517,000 of accrued interest. There were no payments made during the three months ended March 31, 2005.

The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2006 and 2005 from both AIMCO and a third party.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $92,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  During 2005, the Partnership insured Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Partnership was charged by AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Partnership Income Taxes

The state of Kentucky has enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated that a deferred tax liability exists of approximately $276,000 as a result of this tax legislation and accordingly recorded such liability. There was no change in this estimate for the three months ended March 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership’s remaining investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the three months ended March 31, 2006 and 2005 was 98% and 96%, respectively.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 and 2005 was approximately $392,000 and $464,000, respectively. The decrease in net loss for the three month period is due to an increase in total revenues partially offset by an increase in total expenses. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the three months ended March 31, 2005 has been restated to reflect the operations of Salem Courthouse Apartments as loss from discontinued operations due to the sale of the property in December 2005.  For the three months ended March 31, 2005, Salem Courthouse Apartments had revenues of approximately $570,000 offset by expenses of approximately $570,000. The net effect was that the investment property broke even for the three months ended March 31, 2005.

Excluding the loss from discontinued operations, the Partnership’s loss from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $392,000 and $464,000 respectively. The decrease in loss from continuing operations for the three month period is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to increases in rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at Plainview Apartments and a decrease in bad debt expense. Other income increased due to an increase in resident utility payments at the Plainview Apartments and increased interest income at the Partnership due to higher cash balances from the sale of Salem Courthouse Apartments in December 2005.

Total expenses increased due to increases in operating and general and administrative expense partially offset by a decrease in interest expense. Depreciation and property tax expense remained relatively constant for the comparable periods. Operating expense increased due to an increase in property expense partially offset by a decrease in maintenance expense. Property expense increased due to an increase in utility expense and salaries and related employee benefits at the Partnership’s remaining investment property.  Maintenance expense decreased due to a decrease in contract expense at the Partnership’s remaining investment property. Interest expense decreased due to a decrease in the outstanding balance on the advances from affiliates of the Managing General Partner.

General and administrative expenses increased for the three months ended March 31, 2006 due to an increase in legal fees partially offset by a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. The increase in legal fees is a result of the demand notice received by the Partnership related to the advances and accrued interest owed to an affiliate of the Managing General Partner. The decrease in reimbursements is due to the sale of Salem Courthouse Apartments in December 2005.  In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $692,000 compared to approximately $202,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $506,000 from December 31, 2005 is due to approximately $483,000 and $23,000 of cash used in operating and investing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's remaining property are detailed below.

Plainview Apartments: During the three months ended March 31, 2006, the Partnership completed approximately $45,000 in capital expenditures at Plainview Apartments consisting of floor covering replacements, stair and balcony repairs, plumbing fixtures and foundation waterproofing. These expenditures were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions to the partners during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.55% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.55% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

10DD a)

Purchase and Sale Contract dated August 16, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC is incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

10DD b)

First Amendment to Purchase and Sale Contract dated September 23, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC is incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

10DD c)

Reinstatement and Second Amendment to Purchase and Sale Contract dated October 11, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC is incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.