Form 10QSB
period 2006-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2006-11-13
CIK 773679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 300
Receivables and deposits		341
Other assets		173
Investment property:
Land	$ 2,047
Buildings and related personal property	27,239
	29,286
Less accumulated depreciation	(17,516)	11,770
		$ 12,584

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 31
Tenant security deposit liabilities		73
Accrued property taxes		96
Other liabilities		207
Deferred tax liability (Note D)		276
Due to affiliates (Note C)		5,364
Mortgage note payable		15,336

Partners' Deficit
General partners	$ (177)
Limited partners (1,011.25 units issued and
outstanding)	(8,622)	(8,799)
		$ 12,584

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:		(Restated)		(Restated)
Rental income	$ 838	$ 831	$ 2,583	$ 2,451
Other income	138	118	503	391
Total revenues	976	949	3,086	2,842

Expenses:
Operating	453	416	1,529	1,415
General and administrative	36	54	161	157
Depreciation	300	299	897	889
Interest	484	581	1,438	1,687
Property taxes	32	31	95	93
Deferred tax expense (Note D)	--	--	--	301
Total expenses	1,305	1,381	4,120	4,542

Loss from continuing operations	(329)	(432)	(1,034)	(1,700)

(Loss) income from discontinued
operations (Note B)	--	(12)	--	41
Net loss	$ (329)	$ (444)	$ (1,034)	$ (1,659)

Net loss allocated to general
partners (2%)	$ (7)	$ (9)	$ (21)	$ (33)
Net loss allocated to limited
partners (98%)	(322)	(435)	(1,013)	(1,626)
	$ (329)	$ (444)	$ (1,034)	$ (1,659)
Per limited partnership unit:
Loss from continuing operations	$(318.42)	$(418.19)	$(1,001.73)	$(1,647.06)
(Loss) income from discontinued
operations	--	(11.86)	--	39.55
Net loss	$(318.42)	$(430.05)	$(1,001.73)	$(1,607.51)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2005	1,011.50	$ (156)	$ (7,609)	$ (7,765)

Abandonment of limited
partnership units (Note E)	(.25)	--	--	--

Net loss for the nine months
ended September 30, 2006	--	(21)	(1,013)	(1,034)

Partners' deficit at
September 30, 2006	1,011.25	$ (177)	$ (8,622)	$ (8,799)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,034)	$(1,659)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	897	1,473
Amortization of loan costs	11	24
Bad debt expense	36	76
Change in accounts:
Receivables and deposits	(19)	(55)
Other assets	(39)	(64)
Accounts payable	(107)	(73)
Tenant security deposit liabilities	2	(2)
Accrued property taxes	96	154
Other liabilities	8	6
Deferred tax liability	--	301
Due to affiliates	(468)	681
Net cash (used in) provided by operating activities	(617)	862

Cash flows used in investing activities:
Property improvements and replacements	(281)	(582)

Cash flows used in financing activities:
Payments on mortgage note payable	--	(99)

Net (decrease) increase in cash and cash equivalents	(898)	181
Cash and cash equivalents at beginning of period	1,198	226

Cash and cash equivalents at end of period	$ 300	$ 407

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,890	$ 1,228

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of September 30, 2006 had approximately $5,364,000 of advances and accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006,  this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole remaining investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner.  If the Partnership defaults on its repayment of the advances due to an affiliate of the Managing General Partner, the Partnership will risk losing its sole investment property through foreclosure.  The Managing General Partner is evaluating its options relative to the payment demand by an affiliate of the Managing General Partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Asset”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Salem Courthouse Apartments which was sold on December 1, 2005 as (loss) income from discontinued operations. Included in the (loss) income from discontinued operations for the three and nine months ended September 30, 2005 are revenues of approximately $638,000 and $1,834,000, respectively, and expenses of approximately $650,000 and $1,793,000, respectively, for Salem Courthouse for the three and nine months ended September 30, 2005.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2006 and 2005.

Affiliates of the Managing General Partner received 5% of gross receipts from both of the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $152,000 and $230,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $94,000 and $169,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $29,000 and $59,000, respectively.

During the nine months ended September 30, 2006 and 2005, no advances were made by the Managing General Partner to the Partnership. In prior years the Managing General Partner has advanced funds to the Partnership for redevelopment costs and operational expenses at the Partnership’s properties. These advances were made in accordance with the terms of the Partnership Agreement. At September 30, 2006, the balance of the advances, including accrued interest, was approximately $5,364,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 1% (9.25% at September 30, 2006). Interest expense was approximately $354,000 and $564,000 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the Partnership paid approximately $817,000 of accrued interest. There were no payments made during the nine months ended September 30, 2005.

During 2005, the Partnership insured Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2006 and 2005 from both AIMCO and a third party.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $86,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D – Partnership Income Taxes

The state of Kentucky has enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that will impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated that a deferred tax liability exists of approximately $276,000 as a result of this tax legislation and accordingly recorded such liability. There was no change in this estimate for the nine months ended September 30, 2006.

Note E – Abandonment of Units

During the nine months ended September 30, 2006, the number of limited partnership units (the “Units”) decreased by .25 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at September 30, 2006 and 2005, which was 1,011.25 and 1,011.50, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership’s remaining investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the nine months ended September 30, 2006 and 2005 was 96% and 95%, respectively.

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

Results of Operations

The Partnership recognized a net loss of approximately $329,000 and $1,034,000 for the three and nine months ended September 30, 2006, respectively, compared to a net loss of approximately $444,000 and $1,659,000 for the three and nine months ended September 30, 2005, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 “Accounting for the Impairment or Disposal of Long-Lived Asset”, the consolidated statements of operations for the three and nine month periods ended September 30, 2005 have been restated to reflect the operations of Salem Courthouse Apartments as (loss) income from discontinued operations due to the sale of the property in December 2005.  For the three and nine months ended September 30, 2005, Salem Courthouse Apartments had revenues of approximately $638,000 and $1,834,000, respectively, offset by expenses of approximately $650,000 and $1,793,000, respectively.

Excluding the (loss) income from discontinued operations, the Partnership’s loss from continuing operations for the three and nine months ended September 30, 2006 was approximately $329,000 and $1,034,000 compared to losses from continuing operations of approximately $432,000 and $1,700,000 for the three and nine months ended September 30, 2005, respectively. The decrease in net loss from continuing operations for both the three and nine months ended September 30, 2006 is due to a decrease in total expenses and an increase in total revenues. Total revenues for both the three and nine months ended September 30, 2006 increased due to increases in both rental and other income.  Rental income increased due to an increase in occupancy and the average rental rate at Plainview Apartments and a decrease in bad debt expense.  Other income increased due to an increase in resident utility payments at Plainview Apartments and increased interest income at the Partnership due to higher cash balances from the sale of Salem Courthouse Apartments in December 2005.

Total expenses decreased for the three months ended September 30, 2006 due to decreases in interest and general and administrative expenses.  Total expenses decreased for the nine months ended September 30, 2006 due to decreases in deferred tax expense and interest expense. Operating expense increased for both the three and nine months ended September 30, 2006.  Depreciation and property tax expenses remained relatively constant for both periods while general and administrative expense remained relatively constant for the nine months ended September 30, 2006.

Interest expense decreased for both the three and nine months ended September 30, 2006 due to a decrease in interest charged on advances from affiliates as a result of a decrease in the outstanding balance on the advances from affiliates of the Managing General Partner.

Operating expense increased for both the three and nine months ended September 30, 2006 due to an increase in property expense partially offset by a decrease in maintenance expense for both periods and a decrease in administrative expense for the three months ended September 30, 2006. Property expense increased for the three months ended September 30, 2006 due to an increase in salaries and related employee benefits offset by a decrease in utility expense at Plainview Apartments.  Property expense increased for the nine months ended September 30, 2006 due to an increase in utility expense and salaries and related employee benefits at Plainview Apartments.  Maintenance expense decreased for both periods due to a decrease in contract services at Plainview Apartments.  Administrative expense decreased due to decreased phone sales and supplies at Plainview Apartments.

The decrease in deferred tax expense for the nine months ended September 30, 2006 is due to tax legislation enacted by the state of Kentucky which is effective for tax years beginning on or after January 1, 2005 concerning income taxes that impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the second quarter of 2005, the Partnership estimated that a deferred tax liability exists of approximately $301,000 as a result of this legislation and accordingly recorded such liability.  During the fourth quarter of 2005 the Partnership revised this estimate and recorded a reduction in the liability of approximately $25,000.  There was no change in this estimate for the nine months ended September 30, 2006.

General and administrative expenses decreased for the three month period ended September 30, 2006 due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. General and administrative expense remained relatively constant for the nine months ended September 30, 2006 as an increase in legal fees was offset by a decrease in reimbursements to the Managing General Partner. The decrease in reimbursements for both periods is due to the sale of Salem Courthouse Apartments in December 2005.  The increase in legal fees is a result of the demand notice received by the Partnership related to the advances and accrued interest owed to an affiliate of the Managing General Partner. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $300,000 compared to approximately $407,000 at September 30, 2005. The decrease in cash and cash equivalents of approximately $898,000 from December 31, 2005 is due to approximately $617,000 and $281,000 of cash used in operating and investing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the nine months ended September 30, 2006, the Partnership completed approximately $281,000 in capital expenditures at Plainview Apartments consisting of concrete work, foundation water proofing and roof and floor covering replacements. These expenditures were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires monthly payments of interest only with a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.56% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.56% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

21

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

22