Form 10KSB
period 2006-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2007-03-28
CIK 773679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $4,071,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant; therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership organized in July 1985. The general partners of the Partnership are Davidson Diversified Properties, Inc., a Tennessee corporation ("Managing General Partner"); Freeman Equities, Limited, a Tennessee limited partnership ("Associate General Partner"); and David W. Talley and James T. Gunn (collectively, "Individual General Partners") (collectively, the "General Partners"). The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2010, unless terminated prior to such date.

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

The Partnership receives revenue from its property and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations secured by the property. The Partnership financed its property primarily through non-recourse debt; therefore, in the event of default, the lender can generally only look to the subject property for recovery of amounts due.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States, and competition for apartments is local.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Plainview Apartments	05/06/86	Fee ownership subject to a	Apartment
Louisville, Kentucky		wraparound mortgage (1)	480 units

(1)

Property is held by a Limited Partnership in which the Partnership owns a 99.99% interest.

On December 1, 2005, the Partnership sold Salem Courthouse Apartments to a third party for a gross sales price of approximately $12,473,000. The net proceeds realized by the Partnership were approximately $12,357,000 after payment of closing costs of approximately $116,000. The Partnership used approximately $4,926,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,899,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $56,000 for the year ended December 31, 2005 due to the write-off of approximately $30,000 of unamortized loan costs and the payment of approximately $26,000 of prepayment costs, which is included in loss from discontinued operations for the year ended December 31, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” the operations of Salem Courthouse Apartments, including revenues of approximately $2,262,000 for the year ended December 31, 2005, have been reflected as loss from discontinued operations for the year ended December 31, 2005.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Plainview
Apartments	$29,357	$17,814	5-25 yrs	S/L	$ 7,807

See "Note B - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's remaining property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Plainview Apartments
1st mortgage	$15,336	9.33% (1)	(1)	11/15/10	$15,336

(1)

Interest only payments on a fixed rate mortgage.

(2)

See “Note C – Mortgage Note Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Rental Rate and Occupancy

Average annual rental rate and occupancy for 2006 and 2005 for the property is as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Plainview Apartments	$7,653	$7,419	95%	95%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2006, no tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Tax and Rate

Real estate tax and rate in 2006 for the property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)
Plainview Apartments	$ 121	1.10%

Capital Improvements

During the year ended December 31, 2006, the Partnership completed approximately $352,000 in capital expenditures at Plainview Apartments consisting of concrete work, roof, appliance and floor covering replacements and landscaping. These expenditures were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units (the "Units") aggregating $20,240,000. The Partnership currently has 778 holders of record owning an aggregate of 1,010.75 Units. Affiliates of the Managing General Partner owned 440.50 Units or 43.58% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or financing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006 there can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2007. See “Item 2. Description of Property-Capital Improvements” for information relating to capital expenditures of the property.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.58% of the outstanding units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss of approximately $1,402,000 for the year ended December 31, 2006 compared to a net income of approximately $5,679,000 for the year ended December 31, 2005. The decrease in net income for the year ended December 31, 2006 is largely due to the recognition of a gain on sale from Salem Courthouse Apartments during December 2005 partially offset by an increase in total revenues and a decrease in total expenses.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of Salem Courthouse Apartments have been classified as loss from discontinued operations due to the sale of the property in December 2005. For the year ended December 31, 2005, Salem Courthouse Apartments had revenues of approximately $2,262,000 offset by expenses of approximately $2,294,000.

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

Excluding the loss from discontinued operations, the Partnership’s loss from continuing operations was approximately $1,402,000 and $2,188,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in net loss from continuing operations for the year ended December 31, 2006 is due to a decrease in total expenses and an increase in total revenues. Total revenues increased due to increases in both rental and other income.  Rental income increased due to an increase in the average rental rate at Plainview Apartments and a decrease in bad debt expense.  Other income increased due to an increase in resident utility reimbursements at Plainview Apartments and increased interest income at the Partnership due to higher average cash balances as a result of the sale of Salem Courthouse Apartments in December 2005.

Total expenses decreased due to decreases in general and administrative, interest and deferred tax expenses partially offset by an increase in operating expense. Depreciation and property tax expenses remained relatively constant for the comparable periods.

Interest expense decreased primarily due to a decrease in interest charged on advances from affiliates as a result of a decrease in the average outstanding balance of advances from affiliates of the Managing General Partner.

Beginning January 1, 2005, the Partnership is liable for Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky. During 2005, the Partnership estimated that a deferred tax liability existed of approximately $276,000. During the year ended December 31, 2006, the Partnership adjusted the deferred tax liability downward by approximately $56,000 due to changes in the tax rates and changes in the temporary differences used to calculate the deferred tax.

Operating expense increased due to increases in property and insurance expenses partially offset by a decrease in maintenance expense.  Property expense increased due to an increase in utility expense partially offset by a decrease in salaries and related employee benefits at Plainview Apartments. Insurance expense increased due to an increase in hazard insurance premiums at the Partnership’s investment property. Maintenance expense decreased due to a decrease in contract services at Plainview Apartments.

The decrease in general and administrative expense for the year ended December 31, 2006 is due to a decrease in reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership partially offset by an  increase in legal fees. The decrease in reimbursements for the year ended December 31, 2006 is due to the sale of Salem Courthouse Apartments in December 2005. The increase in legal fees is a result of the demand notice received by the Partnership in 2006 related to the advances and accrued interest owed to an affiliate of the Managing General Partner. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $282,000 compared to approximately $1,198,000 at December 31, 2005. The decrease in cash and cash equivalents of approximately $916,000 is due to approximately $564,000 and $352,000 of cash used in operating and investing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of its property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

There were no distributions to the partners for the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2007.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.58% of the outstanding units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in “Item 7. Financial Statements”. Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate III, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

March 22, 2007

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 282
Receivables and deposits		280
Other assets		146
Investment property (Notes C, F and H):
Land	$ 2,047
Buildings and related personal property	27,310
	29,357
Less accumulated depreciation	(17,814)	11,543
		$ 12,251

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 84
Tenant security deposit liabilities		74
Other liabilities		206
Deferred tax liability (Note G)		220
Due to affiliates (Note E)		5,498
Mortgage note payable (Note C)		15,336

Partners' Deficit
General partners	$ (184)
Limited partners (1,010.75 units issued and
outstanding)	(8,983)	(9,167)
		$ 12,251

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 3,427	$ 3,308
Other income	644	537
Total revenues	4,071	3,845

Expenses:
Operating	2,091	1,928
General and administrative	195	227
Depreciation	1,195	1,188
Interest	1,926	2,288
Property taxes	122	126
Total expenses	5,529	5,757
Loss from continuing operations before income taxes	(1,458)	(1,912)
Deferred income tax benefit (expense) (Note G)	56	(276)

Loss from continuing operations	(1,402)	(2,188)

Loss from discontinued operations (Notes B and H)	--	(32)
Gain on sale of discontinued operations (Note H)	--	7,899
Net (loss) income (Note D)	$ (1,402)	$ 5,679

Net (loss) income allocated to general partner	$ (28)	$ 113
Net (loss) income allocated to limited partners	(1,374)	5,566
	$ (1,402)	$ 5,679
Per limited partnership unit:
Loss from continuing operations	$(1,359.39)	$(2,119.62)
Loss from discontinued operations	--	(30.65)
Gain on sale of discontinued operations	--	7,652.99
Net (loss) income	$(1,359.39)	$ 5,502.72

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2004	1,011.5	$ (269)	$(13,175)	$ (13,444)

Net income for the year ended
December 31, 2005	--	113	5,566	5,679

Partners' deficit at
December 31, 2005	1,011.5	(156)	(7,609)	(7,765)

Abandonment of limited partnership
units (Note I)	(.75)	--	--	--

Net loss for the year ended
December 31, 2006	--	(28)	(1,374)	(1,402)

Partners' deficit at
December 31, 2006	1,010.75	$ (184)	$ (8,983)	$ (9,167)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,402)	$ 5,679
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain on sale of discontinued operations	--	(7,899)
Depreciation	1,195	1,838
Amortization of loan costs	14	30
Loss on early extinguishment of debt	--	56
Bad debt expense	43	101
Change in accounts:
Receivables and deposits	35	97
Other assets	(15)	38
Accounts payable	(54)	(64)
Tenant security deposit liabilities	3	(52)
Accrued property taxes	--	(227)
Other liabilities	7	(45)
Deferred tax liability	(56)	276
Due to affiliates	(334)	(469)
Net cash used in operating activities	(564)	(641)

Cash flows from investing activities:
Net proceeds from sale of investment property	--	12,357
Property improvements and replacements	(352)	(670)
Net cash (used in) provided by investing activities	(352)	11,687

Cash flows from financing activities:
Repayment of mortgage note payable	--	(4,926)
Payments on mortgage note payable	--	(122)
Payments on advances from affiliates	--	(5,026)
Net cash used in financing activities	--	(10,074)

Net (decrease) increase in cash and cash equivalents	(916)	972
Cash and cash equivalents at beginning of year	1,198	226
Cash and cash equivalents at end of year	$ 282	$ 1,198

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,248	$ 2,320

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of December 31, 2006 had approximately $5,490,000 of advances due to an affiliate of the managing general partner.  In a letter dated April 4, 2006, this affiliate of the managing general partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the managing general partner.  The Partnership has defaulted on its repayment of the advances due to an affiliate of the managing general partner; and therefore, the affiliate of the managing general partner may take legal action which could include foreclosure of the Partnership’s sole investment property. The managing general partner is evaluating its options relative to the payment demand by an affiliate of the managing general partner.

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2005 reflects the operations of Salem Courthouse Apartments which was sold on December 1, 2005 (see Note H) as loss from discontinued operations. Included in the loss from discontinued operations are revenues of approximately $2,262,000 for Salem Courthouse for the year ended December 31, 2005.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.99% limited partnership interest in Plainview Apartments, L.P. and its wholly owned subsidiary, Salem GP, LLC. The managing general partner of Plainview Apartments, LP is Davidson Diversified Properties, Inc. Davidson Diversified Properties, Inc. may be removed as the managing general partner of this partnership by the Partnership; therefore, this partnership is controlled and consolidated by the Partnership. All significant inter-entity balances have been eliminated.

Allocations of Profits, Gains and Loses

Net income (other than that arising from the occurrence of a sale or disposition) and net loss shall be allocated 2% to the General Partners and 98% to the Limited Partners.

Income arising from the occurrence of a sale or disposition shall be allocated as follows:

First, to each Partner having a negative balance in his capital account, an amount of such net income (limited to such negative balance) in the same ratio as the negative balance in such Partner's capital account bears to the aggregate of the negative balances in all Partners' capital accounts.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $261,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Deferred Costs

Loan costs of approximately $216,000, less accumulated amortization of approximately $160,000, are included in other assets and are amortized over the terms of the related loan agreements. Amortization expense for 2006 and 2005 of approximately $14,000 and $30,000, respectively, is included in interest expense and loss from discontinued operations on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $14,000 for the years 2007 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $17,028,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $64,000 and $112,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense and loss from discontinued operations.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership has not yet determined the effect that FIN 48 will have on its consolidated financial statements.

Note C - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Plainview Apartments	$15,336	$ 119 (1)	9.33%	11/15/10	$15,336

(1)

Interest only payments on a fixed rate mortgage.

The mortgage note payable encumbering Plainview Apartments is a fixed rate mortgage. The mortgage is non-recourse and is secured by a pledge of the Partnership’s investment property and by a pledge of revenues from the respective investment property.  The mortgage note payable encumbering Plainview Apartments includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ --
2008	--
2009	--
2010	15,336
$15,336

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2006	2005
Net (loss) income as reported	$ (1,402)	$ 5,679
Add (deduct)
Gain on sale of investment property	(92)	2,297
Depreciation difference	798	930
Unearned income	(8)	(9)
Other	6	(81)
Federal taxable (loss) income	$ (698)	$ 8,816

Federal taxable (loss) income per
limited partnership unit	$ (436.39)(1)	$3,218.08 (2)

(1)

For 2006, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income or loss.

(2)

The gain on sale of investment property is first allocated to partners pro-rata to the extent of negative capital balances.  The remainder of the gain on sale of investment property is allocated 2% to the general partners and 98% to the limited partners.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported	$ (9,167)
Land and buildings	436
Accumulated depreciation	(4,172)
Syndication	1,621
Distribution fees	1,051
Other	66
Net liabilities - Federal tax basis	$(10,165)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2006 and 2005.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $200,000 and $301,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $109,000 and $235,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $22,000 and $72,000, respectively. At December 31, 2006, approximately $8,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to December 31, 2006 this amount was paid.

During the year ended December 31, 2006 and 2005, no advances were made by the Managing General Partner to the Partnership. In prior years the Managing General Partner has advanced funds to the Partnership for redevelopment costs and operational expenses at the Partnership’s properties. These advances were made in accordance with the terms of the Partnership Agreement. At December 31, 2006, the balance of the advances, including accrued interest, was approximately $5,490,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 1% (9.25% at December 31, 2006). Interest expense was approximately $481,000 and $788,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 the Partnership paid approximately $817,000 of accrued interest. During the year ended December 31, 2005 the Partnership repaid advances and accrued interest of approximately $5,610,000 to an affiliate of the Managing General Partner. During 2006 the affiliate of the Managing General Partner demanded payment in full of all the outstanding advances and related accrued interest. See “Note A – Going Concern” for further discussion.

During 2005, the Partnership insured Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2006 and 2005 from both AIMCO and a third party.  During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $86,000, respectively.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.58% of the outstanding units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Plainview Apartments	$15,336	$ 2,047	$16,584	$ 10,726

Gross Amount At Which Carried
At December 31, 2006
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Plainview					Phase I 1973	05/86
Apartments	$ 2,047	$27,310	$29,357	$17,814	Phase II 1978	05/86	5-25 yrs

Reconciliation of “Investment Property and Accumulated Depreciation” (in thousands):

	Years Ended December 31,
	2006	2005
Investment Property
Balance at beginning of year	$29,005	$43,946
Property improvements and replacements	352	670
Sale of investment property	--	(15,611)
Balance at end of year	$29,357	$29,005

Accumulated Depreciation
Balance at beginning of year	$16,619	$26,063
Additions charged to expense	1,195	1,838
Sale of investment property	--	(11,282)
Balance at end of year	$17,814	$16,619

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $29,793,000 and $29,441,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $21,986,000 and $21,589,000, respectively.

Note G – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. The deferred tax liability at December 31, 2006 is $220,000 and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note H – Disposition of Investment Property

On December 1, 2005, the Partnership sold Salem Courthouse Apartments to a third party for a gross sales price of approximately $12,473,000. The net proceeds realized by the Partnership were approximately $12,357,000 after payment of closing costs of approximately $116,000. The Partnership used approximately $4,926,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $7,899,000 during the year ended December 31, 2005 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $56,000 for the year ended December 31, 2005 due to the write-off of approximately $30,000 of unamortized loan costs and the payment of approximately $26,000 of prepayment costs, which is included in loss from discontinued operations for the year ended December 31, 2005. In accordance with SFAS No. 144, the operations of Salem Courthouse Apartments, including revenues of approximately $2,262,000 for the year ended December 31, 2005 have been included in loss from discontinued operations for the year ended December 31, 2005. At December 31, 2005, the Partnership was owed approximately $118,000 related to property tax appeals related to Salem Courthouse Apartments for the years 2002 and 2003. During the year ended December 31, 2006, the Partnership received approximately $103,000 related to the 2002 appeal, which included interest of approximately $9,000. The remaining balance of approximately $24,000 was deemed uncollectible and was written off in 2006 as the Partnership will not receive a refund relating to the appeal for 2003.

Note I – Abandonment of Units

During the year ended December 31, 2006, the number of limited partnership units (the “Units”) decreased by .75 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at December 31, 2006 and 2005, which was 1,010.75 and 1,011.50, respectively.

Note J - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed.  The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents. During 2003, the Partnership completed a rehabilitation project at Plainview Apartments which cost approximately $5,300,000. Part of the rehabilitation project was to address mold abatement conditions with the rest relating to general updating of the property.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Registrant has no directors or officers. The Managing General Partner is Davidson Diversified Properties, Inc. The names and ages of, as well as the position and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2006, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	33.25	3.29%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	407.25	40.29%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2006 and 2005.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $200,000 and $301,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $109,000 and $235,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations.  The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $22,000 and $72,000, respectively. At December 31, 2006, approximately $8,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to December 31, 2006 this amount was paid.

During the year ended December 31, 2006 and 2005, no advances were made by the Managing General Partner to the Partnership. In prior years the Managing General Partner has advanced funds to the Partnership for redevelopment costs and operational expenses at the Partnership’s properties. These advances were made in accordance with the terms of the Partnership Agreement. At December 31, 2006, the balance of the advances, including accrued interest, was approximately $5,490,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 1% (9.25% at December 31, 2006). Interest expense was approximately $481,000 and $788,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 the Partnership paid approximately $817,000 of accrued interest. During the year ended December 31, 2005 the Partnership repaid advances and accrued interest of approximately $5,610,000 to an affiliate of the Managing General Partner. During 2006 the affiliate of the Managing General Partner demanded payment in full of all the outstanding advances and related accrued interest. See “Note A – Going Concern” for further discussion.

During 2005, the Partnership insured Salem Courthouse up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured Salem Courthouse above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. The Managing General Partner has obtained insurance coverage for Plainview Apartments for 2006 and 2005 from both AIMCO and a third party.  During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $86,000, respectively.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.58% of the outstanding units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $33,000 for 2006 and approximately $37,000 for 2005. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $13,000 for 2006 and $16,000 for 2005.

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

Date: March 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2007
Stephen B. Waters

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.
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

10AA

Amended, Restated and Substituted Mortgage Note dated November 15, 1995, executed by Plainview Apartments, L.P. payable to NTS-Plainview Associates is incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

10BB

Assignment of Leases, Rents, and Profits dated November 15, 1995, executed by Plainview Apartments, L.P. to Nationwide Life Insurance Co. and West Coast Life Insurance Co. is incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

10DD a)

Purchase and Sale Contract dated August 16, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC is incorporated herein by reference to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005.

10DD b)

First Amendment to Purchase and Sale Contract dated September 23, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC is incorporated herein by reference to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005.

10DD c)

Reinstatement and Second Amendment to Purchase and Sale Contract dated October 11, 2005 between Salem Courthouse, L.P. and Prime Quest Management, LLC is incorporated herein by reference to the Registrant’s Form 10-QSB for the quarterly period ended September 30, 2005.

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

Date:  March 28, 2007

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

Date:  March 28, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.