Form 10QSB
period 2007-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2007-05-14
CIK 773679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 261
Receivables and deposits		323
Other assets		220
Investment property:
Land	$ 2,047
Buildings and related personal property	27,401
	29,448
Less accumulated depreciation	(18,098)	11,350
		$ 12,154

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 176
Tenant security deposit liabilities		77
Accrued property taxes		33
Other liabilities		201
Deferred tax liability (Note D)		220
Due to affiliates (Note C)		5,616
Mortgage note payable		15,336

Partners' Deficit
General partners	$ (191)
Limited partners (1,010.75 units issued and
outstanding)	(9,314)	(9,505)
		$ 12,154

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 868	$ 884
Other income	154	160
Total revenues	1,022	1,044

Expenses:
Operating	513	572
General and administrative	42	61
Depreciation	284	297
Interest	488	474
Property taxes	33	32
Total expenses	1,360	1,436

Net loss	$ (338)	$ (392)

Net loss allocated to general partners	$ (7)	$ (8)
Net loss allocated to limited partners	(331)	(384)
	$ (338)	$ (392)
Net loss per limited partnership unit	$ (327.48)	$ (379.63)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2006	1,010.75	$ (184)	$ (8,983)	$ (9,167)

Net loss for the three months
ended March 31, 2007	--	(7)	(331)	(338)

Partners' deficit at
March 31, 2007	1,010.75	$ (191)	$ (9,314)	$ (9,505)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$ (338)	$ (392)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	284	297
Amortization of loan costs	4	4
Change in accounts:
Receivables and deposits	(43)	63
Other assets	(78)	(76)
Accounts payable	92	24
Tenant security deposit liabilities	3	7
Accrued property taxes	33	33
Other liabilities	(5)	(33)
Due to affiliates	118	(410)
Net cash provided by (used in) operating activities	70	(483)

Cash flows used in investing activities:
Property improvements and replacements	(91)	(23)

Net decrease in cash and cash equivalents	(21)	(506)
Cash and cash equivalents at beginning of period	282	1,198

Cash and cash equivalents at end of period	$ 261	$ 692

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 358	$ 875

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 22

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of March 31, 2007 had approximately $5,616,000 of advances and related accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole remaining investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner.  The Partnership has defaulted on its repayment of the advances due to an affiliate of the Managing General Partner; and therefore, the affiliate of the Managing General Partner may take legal action which would include foreclosure of the Partnership’s sole investment property. The Managing General Partner is evaluating its options relative to the payment demand by an affiliate of the Managing General Partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2007 and 2006.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $50,000 and $49,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $29,000 and $25,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $2,000 and $1,000, respectively.

During the three months ended March 31, 2007 and 2006, no advances were made by the Managing General Partner to the Partnership. In prior years, the Managing General Partner has advanced funds to the Partnership for redevelopment costs and operational expenses at the Partnership’s property. These advances were made in accordance with the terms of the Partnership Agreement. At March 31, 2007, the balance of the advances, including accrued interest, was approximately $5,616,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 1% (9.25% at March 31, 2007). Interest expense was approximately $126,000 and $112,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2006 the Partnership paid approximately $517,000 of accrued interest. There were no payments made during the three months ended March 31, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $172,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $113,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. The deferred tax liability at March 31, 2007 and December 31, 2006 is $220,000 and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E – Abandonment of Units

During the year ended December 31, 2006, the number of limited partnership units (the “Units”) decreased by .75 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at March 31, 2007 and 2006, which was 1,010.75 and 1,011.50, respectively.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership’s investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the three months ended March 31, 2007 and 2006 was 94% and 98%, respectively. The Managing General Partner attributes the decrease in occupancy to decreased employment opportunities in the market area.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 and 2006 was approximately $338,000 and $392,000, respectively. The decrease in net loss for the three month period is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased due to decreases in both rental and other income.  Rental income decreased due to a decrease in occupancy partially offset by an increase in the average rental rate at Plainview Apartments.  Other income decreased due to a decrease in interest income at the Partnership due to a lower average cash balance and a decrease in cleaning and damage fees.

Total expenses decreased due to decreases in operating, general and administrative and depreciation expenses partially offset by an increase in interest expense. Property tax expense remained relatively constant for the comparable period. Operating expense decreased due to a decrease in property expense partially offset by an increase in administrative, insurance and maintenance expenses.  Property expense decreased due to a decrease in utility expenses and salaries and related employee benefits at the Partnership’s investment property. Administrative expense increased due to an increase in training and travel costs and common area cleaning. Insurance expense increased due to an increase in hazard insurance premiums at the Partnership’s investment property. Maintenance expense increased due to an increase in contract services and snow removal at Plainview Apartments.  Depreciation expense decreased due to fixed assets becoming fully depreciated during the first quarter of 2007 partially offset by fixed assets placed into service. Interest expense increased due to an increase in the interest charged on advances from affiliates as a result of an increase in the variable interest rate charged.

General and administrative expense decreased for the three months ended March 31, 2007 due to a decrease in legal fees and reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with management of the Partnership.  The decrease in legal fees is the result of the demand notice received by the Partnership in 2006 related to the advances and accrued interest owed to an affiliate of the Managing General Partner. Included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $261,000 compared to approximately $692,000 at March 31, 2006. The decrease in cash and cash equivalents of approximately $21,000 from December 31, 2006 is due to approximately $91,000 of cash used in investing activities offset by approximately $70,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

Plainview Apartments: During the three months ended March 31, 2007, the Partnership completed approximately $91,000 in capital expenditures at Plainview Apartments consisting of stairway supports, furniture and fixtures, boiler and cooling tower and floor covering replacements. These expenditures were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

There were no distributions to the partners during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.58% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

Date: May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.