Form 10QSB
period 2007-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2007-08-14
CIK 773679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 215
Receivables and deposits		398
Other assets		201
Investment property:
Land	$ 2,047
Buildings and related personal property	27,539
	29,586
Less accumulated depreciation	(18,382)	11,204
		$ 12,018

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 127
Tenant security deposit liabilities		76
Accrued property taxes		65
Other liabilities		207
Deferred tax liability (Note D)		220
Due to affiliates (Note C)		5,747
Mortgage note payable		15,336

Partners' Deficit
General partners	$ (196)
Limited partners (1,010.75 units issued and
outstanding)	(9,564)	(9,760)
		$ 12,018

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 876	$ 861	$ 1,744	$ 1,745
Other income	200	205	354	365
Total revenues	1,076	1,066	2,098	2,110

Expenses:
Operating	489	504	1,002	1,076
General and administrative	43	64	85	125
Depreciation	284	300	568	597
Interest	484	480	972	954
Property taxes	31	31	64	63
Total expenses	1,331	1,379	2,691	2,815

Net loss	$ (255)	$ (313)	$ (593)	$ (705)

Net loss allocated to general
partners (2%)	$ (5)	$ (6)	$ (12)	$ (14)
Net loss allocated to limited
partners (98%)	(250)	(307)	(581)	(691)
	$ (255)	$ (313)	$ (593)	$ (705)
Net loss per limited partnership
unit	$(247.34)	$(303.51)	$ (574.82)	$ (683.14)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2006	1,010.75	$ (184)	$ (8,983)	$ (9,167)

Net loss for the six months
ended June 30, 2007	--	(12)	(581)	(593)

Partners' deficit at
June 30, 2007	1,010.75	$ (196)	$ (9,564)	$ (9,760)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (593)	$ (705)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	568	597
Amortization of loan costs	7	7
Change in accounts:
Receivables and deposits	(118)	65
Other assets	(62)	(59)
Accounts payable	(1)	(97)
Tenant security deposit liabilities	2	--
Accrued property taxes	65	64
Other liabilities	1	(12)
Due to affiliates	249	(591)
Net cash provided by (used in) operating activities	118	(731)

Cash flows used in investing activities:
Property improvements and replacements	(185)	(224)

Net decrease in cash and cash equivalents	(67)	(955)
Cash and cash equivalents at beginning of period	282	1,198

Cash and cash equivalents at end of period	$ 215	$ 243

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 709	$ 1,533

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 44	$ 8

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of June 30, 2007 had approximately $5,747,000 of advances and related accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest. The Partnership has defaulted on its repayment of the advances due to an affiliate of the Managing General Partner; and therefore, the affiliate of the Managing General Partner may take legal action which would include foreclosure of the Partnership’s sole investment property. The Managing General Partner is evaluating its options relative to the payment demand by an affiliate of the Managing General Partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the six months ended June 30, 2007 and 2006.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $103,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $60,000 for both the six months ended June 30, 2007 and 2006, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $6,000 and $18,000, respectively.

During the six months ended June 30, 2007 and 2006, no advances were made by the Managing General Partner to the Partnership. In prior years, the Managing General Partner has advanced funds to the Partnership for redevelopment costs and operational expenses at the Partnership’s property. These advances were made in accordance with the terms of the Partnership Agreement. At June 30, 2007, the balance of the advances, including accrued interest, was approximately $5,747,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 1% (9.25% at June 30, 2007). Interest expense was approximately $257,000 and $231,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2006 the Partnership paid approximately $817,000 of accrued interest. There were no payments made during the six months ended June 30, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $193,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.    The Partnership was charged by AIMCO and its affiliates approximately $113,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. The deferred tax liability at June 30, 2007 and December 31, 2006 is $220,000 and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E – Abandonment of Units

During the year ended December 31, 2006, the number of limited partnership units (the “Units”) decreased by .75 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at June 30, 2007 and 2006, which was 1,010.75 and 1,011.50, respectively.

Note F – Casualty Event

In May 2007, Plainview Apartments suffered fire damage to fifteen rental units. The preliminary estimated cost to repair the units is approximately $1,243,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets. Subsequent to June 30, 2007, the Partnership received insurance proceeds of approximately $250,000 and anticipates receiving additional insurance proceeds in 2007.

Note G - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007. Objector filed his response on August 3, 2007. No hearing date has yet been scheduled.

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

The Partnership’s investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the six months ended June 30, 2007 and 2006 was 95% and 97%, respectively.

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

Results of Operations

The Partnership recognized a net loss of approximately $255,000 and $593,000 for the three and six months ended June 30, 2007, compared to a net loss of approximately $313,000 and $705,000 for the three and six months ended June 30, 2006.  The decrease in net loss for the three months ended June 30, 2007 is due to a decrease in total expenses and an increase in total revenues. The decrease in net loss for the six months ended June 30, 2007 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total expenses decreased for the three months ended June 30, 2007 due to decreases in operating, general and administrative and depreciation expenses. Interest and property tax expenses remained relatively constant for the three months ended June 30, 2007. Total expenses decreased for the six months ended June 30, 2007 due to decreases in operating, general and administrative and depreciation expenses partially offset by an increase in interest expense. Property tax expense remained relatively constant for the six months ended June 30, 2007. Operating expense decreased for both periods due to a decrease in property expense partially offset by an increase in insurance and maintenance expenses. Property expense decreased due to a decrease in utility expenses at the Partnership’s investment property. Insurance expense increased due to an increase in hazard insurance premiums at the Partnership’s investment property. Maintenance expense increased due to an increase in contract services and snow removal at Plainview Apartments. Depreciation expense decreased for both periods due to fixed assets becoming fully depreciated during the first quarter of 2007 partially offset by fixed assets placed into service. Interest expense increased for the six months ended June 30, 2007 due to an increase in the interest charged on advances from affiliates as a result of an increase in the variable interest rate charged.

Total revenues increased for the three months ended June 30, 2007 primarily due to an increase in rental income. Other income remained relatively constant for the comparable period.  Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense partially offset by a decrease in occupancy at Plainview Apartments.

Total revenues decreased for the six months ended June 30, 2007 primarily due to a decrease in other income.  Rental income remained relatively constant for the comparable period. Other income decreased due to a decrease in cleaning and damage fees and interest income at the Partnership due to a lower average cash balance.

General and administrative expense decreased for both the three and six month periods ended June 30, 2007 due to a decrease in legal fees partially offset by an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with management of the Partnership.  The decrease in legal fees is the result of the demand notice received by the Partnership in 2006 related to the advances and accrued interest owed to an affiliate of the Managing General Partner. Included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $215,000 compared to approximately $243,000 at June 30, 2006. The decrease in cash and cash equivalents of approximately $67,000 from December 31, 2006 is due to approximately $185,000 of cash used in investing activities offset by approximately $118,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the six months ended June 30, 2007, the Partnership completed approximately $229,000 in capital expenditures at Plainview Apartments consisting of stairway supports, swimming pool resurfacing, furniture and fixtures, boiler and cooling tower replacements, floor covering replacements and approximately $7,000 of capitalized interest associated with the May 2007 casualty at the property. These expenditures were funded from operating cash flow.  In May 2007, Plainview Apartments suffered fire damage to fifteen rental units. The preliminary estimated cost to repair the units is approximately $1,243,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets. Subsequent to June 30, 2007, the Partnership received insurance proceeds of approximately $250,000 and anticipates receiving additional insurance proceeds in 2007. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, other than those associated with the casualty, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

There were no distributions to the partners during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.58% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007. Objector filed his response on August 3, 2007. No hearing date has yet been scheduled.

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

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

DAVIDSON DIVERSIFIED REAL ESTATE III, LP

EXHIBIT INDEX - CONTINUED

Exhibit Number

Description of Exhibit

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

Date: August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Davidson Diversified Properties, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Davidson Diversified Real Estate III, L.P. (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.