Form 10QSB
period 2007-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2007-11-13
CIK 773679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 115
Receivables and deposits		431
Restricted escrow		250
Other assets		183
Investment property:
Land	$ 2,047
Buildings and related personal property	27,571
	29,618
Less accumulated depreciation	(18,666)	10,952
		$ 11,931

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 101
Tenant security deposit liabilities		75
Accrued property taxes		98
Other liabilities		442
Deferred tax liability (Note D)		220
Due to affiliates (Note C)		5,831
Mortgage note payable		15,336

Partners' Deficit
General partners	$ (204)
Limited partners (1,010.75 units issued and
outstanding)	(9,968)	(10,172)
		$ 11,931

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 853	$ 838	$ 2,597	$ 2,583
Other income	141	138	495	503
Total revenues	994	976	3,092	3,086

Expenses:
Operating	545	453	1,547	1,529
General and administrative	40	36	125	161
Depreciation	284	300	852	897
Interest	503	484	1,475	1,438
Property taxes	34	32	98	95
Total expenses	1,406	1,305	4,097	4,120

Net loss	$ (412)	$ (329)	$ (1,005)	$ (1,034)

Net loss allocated to general
partners (2%)	$ (8)	$ (7)	$ (20)	$ (21)
Net loss allocated to limited
partners (98%)	(404)	(322)	(985)	(1,013)
	$ (412)	$ (329)	$ (1,005)	$ (1,034)
Net loss per limited partnership
unit	$(399.70)	$(318.42)	$ (974.52)	$(1,001.73)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2006	1,010.75	$ (184)	$ (8,983)	$ (9,167)

Net loss for the nine months
ended September 30, 2007	--	(20)	(985)	(1,005)

Partners' deficit at
September 30, 2007	1,010.75	$ (204)	$ (9,968)	$(10,172)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,005)	$(1,034)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	852	897
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	(151)	17
Other assets	(48)	(39)
Accounts payable	17	(107)
Tenant security deposit liabilities	1	2
Accrued property taxes	98	96
Other liabilities	236	8
Due to affiliates	333	(468)
Net cash provided by (used in) operating activities	344	(617)

Cash flows used in investing activities:
Property improvements and replacements	(261)	(281)
Net deposits to restricted escrow	(250)	--
Net cash used in investing activities	(511)	(281)

Net decrease in cash and cash equivalents	(167)	(898)
Cash and cash equivalents at beginning of period	282	1,198

Cash and cash equivalents at end of period	$ 115	$ 300

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,123	$ 1,890

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of September 30, 2007 had approximately $5,831,000 of advances and related accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest. The Partnership has defaulted on its repayment of the advances due to an affiliate of the Managing General Partner; and therefore, the affiliate of the Managing General Partner may take legal action which would include foreclosure of the Partnership’s sole investment property. The Managing General Partner is evaluating its options relative to the payment demand by an affiliate of the Managing General Partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2006. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2007 and 2006.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $153,000 and $152,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $82,000 and $94,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $29,000, respectively.

During the nine months ended September 30, 2007 and 2006, no advances were made by the Managing General Partner to the Partnership. In prior years, the Managing General Partner has advanced funds to the Partnership for redevelopment costs and operational expenses at the Partnership’s property. These advances were made in accordance with the terms of the Partnership Agreement. At September 30, 2007, the balance of the advances, including accrued interest, was approximately $5,831,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 1% (8.75% at September 30, 2007). Interest expense was approximately $391,000 and $354,000 for the nine months ended September 30, 2007 and 2006, respectively. The Partnership paid approximately $50,000 and $817,000 of accrued interest during the nine months ended September 30, 2007 and 2006, respectively.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $196,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  One of the provisions of the legislation requires the Partnership to be liable for any Kentucky income taxes that arise as a result of the Partnership’s remaining property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. The deferred tax liability at September 30, 2007 and December 31, 2006 is approximately $220,000 and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E – Abandonment of Units

During the year ended December 31, 2006, the number of limited partnership units (the “Units”) decreased by .75 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at September 30, 2007 and 2006, which was 1,010.75 and 1,011.50, respectively.

Note F – Casualty Event

In May 2007, Plainview Apartments suffered fire damage to fifteen rental units. The preliminary estimated cost to repair the units is approximately $1,243,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets and no casualty loss will be recognized. During the nine months ended September 30, 2007, the Partnership received insurance proceeds of approximately $250,000, which is currently held in an escrow account with the mortgage lender, and anticipates receiving additional insurance proceeds in 2007.

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

The Partnership’s investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the nine months ended September 30, 2007 and 2006 was 94% and 96%, respectively.

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

Results of Operations

The Partnership recognized a net loss of approximately $412,000 and $1,005,000 for the three and nine months ended September 30, 2007, compared to a net loss of approximately $329,000 and $1,034,000 for the three and nine months ended September 30, 2006. The increase in net loss for the three months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The decrease in net loss for the nine months ended September 30, 2007 is primarily due to a decrease in total expenses. Total revenues remained relatively constant for the nine months ended September 30, 2007.

Total expenses increased for the three months ended September 30, 2007 due to increases in operating and interest expenses, partially offset by a decrease in depreciation expense. General and administrative and property tax expense remained relatively constant for the three months ended September 30, 2007.  Total expenses decreased for the nine months ended September 30, 2007 due to decreases in general and administrative and depreciation expenses, partially offset by increases in operating and interest expenses. Property tax expense remained relatively constant for the nine months ended September 30, 2007. Operating expense increased for the three months ended September 30, 2007 due to increases in property and maintenance expenses, partially offset by a decrease in advertising expense. Operating expense increased for the nine months ended September 30, 2007 due to an increase in insurance and maintenance expenses, partially offset by a decrease in advertising and property expenses. Property expense increased for the three months ended September 30, 2007 due to an increase in utility expenses. Property expense decreased for the nine months ended September 30, 2007 due to a decrease in utility expenses partially offset by an increase in payroll costs. Maintenance expense increased for both the three and nine months ended September 30, 2007 due to an increase in contract services and an increase in snow removal at Plainview Apartments during the nine months ended September 30, 2007. Insurance expense increased for the nine months ended September 30, 2007 due to an increase in hazard insurance premiums at the Partnership’s investment property.  Advertising expense decreased for both the three and nine months ended September 30, 2007 due to a decrease in resident relations costs and move-in gifts.  Interest expense increased for both periods due to an increase in the interest charged on advances from affiliates as a result of an increase in the total amount of advances outstanding. Depreciation expense decreased for both periods due to fixed assets becoming fully depreciated during the first quarter of 2007, partially offset by fixed assets placed into service during the past twelve months.

Total revenues increased for the three months ended September 30, 2007 primarily due to an increase in rental income. Other income remained relatively constant for the comparable period.  Rental income increased due to an increase in the average rental rate partially offset by an increase in bad debt expense at Plainview Apartments.

General and administrative expense decreased for the nine months ended September 30, 2007 due to a decrease in legal fees, partially offset by an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with management of the Partnership.  The decrease in legal fees is the result of the demand notice received by the Partnership in 2006 related to the advances and accrued interest owed to an affiliate of the Managing General Partner.  Included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $115,000 compared to approximately $300,000 at September 30, 2006. The decrease in cash and cash equivalents of approximately $167,000, from December 31, 2006, is due to approximately $511,000 of cash used in investing activities offset by approximately $344,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow maintained by the mortgage lender. The Partnership invests its working capital in interest bearing accounts.

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

Plainview Apartments: During the nine months ended September 30, 2007, the Partnership completed approximately $261,000 in capital expenditures at Plainview Apartments consisting of stairway supports, swimming pool resurfacing, water heater upgrades, furniture and fixtures, boiler and cooling tower replacements and appliance and floor covering replacements. These expenditures were funded from operating cash flow.  In May 2007, Plainview Apartments suffered fire damage to fifteen rental units. The preliminary estimated cost to repair the units is approximately $1,243,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets. During the nine months ended September 30, 2007, the Partnership received insurance proceeds of approximately $250,000, which is currently held in an escrow account with the mortgage lender, and anticipates receiving additional insurance proceeds in 2007. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, other than those associated with the casualty, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances) of the Partnership.  The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires monthly payments of interest only with a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.58% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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