Form 10KSB
period 2007-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2008-03-31
CIK 773679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $4,059,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant; therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.  Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Plainview
Apartments	$29,742	$18,631	5-30 yrs	S/L	$ 7,534

See "Note B - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Plainview Apartments
1st mortgage	$15,336	9.33% (1)	(1)	11/15/10	$15,336

(1)

Interest only payments on a fixed rate mortgage.

(2)

See “Note C – Mortgage Note Payable” to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2007 and 2006 for the property is as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Plainview Apartments	$7,802	$7,653	94%	95%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2007, no tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for the property were:

	2007	2007
	Billing	Rate
	(in thousands)
Plainview Apartments	$ 137	1.09%

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $769,000 in capital expenditures at Plainview Apartments consisting primarily of stairway supports, swimming pool resurfacing, water heater upgrades, furniture and fixtures, boiler and cooling tower replacements and appliance and floor covering replacements and casualty repairs. These expenditures were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

Item 5.

Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units (the "Units") aggregating $20,240,000. The Partnership currently has 775 holders of record owning an aggregate of 1,010.50 Units. During the years ended December 31, 2007 and 2006, 0.25 and 0.75 Units, respectively, were abandoned. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. Affiliates of the Managing General Partner owned 440.50 Units or 43.59% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the foreseeable future. See “Item 2. Description of Property – Capital Improvements” for information relating to capital expenditures of the property.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.59% of the outstanding units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.59% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $878,000 and $1,402,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in net loss is due to the recognition of a casualty gain during 2007 and an increase in deferred income tax benefits, partially offset by an increase in total expenses. Total revenues remained relatively constant for the comparable period.

On May 26, 2007, Plainview Apartments suffered significant fire damage to one of the property’s buildings.  The estimated cost to repair the building is approximately $728,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $581,000. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $518,000 as a result of receiving approximately $581,000 of insurance proceeds offset by approximately $63,000 of undepreciated assets being written off. The Partnership anticipates receiving additional proceeds during 2008 related to this casualty event.

Total expenses increased for the year ended December 31, 2007 due to increases in operating, property tax and interest expenses, partially offset by decreases in general and administrative and depreciation expenses.   Operating expense increased for the year ended December 31, 2007 due to an increase in insurance and maintenance expenses, partially offset by a decrease in advertising and property expenses.  Insurance expense increased due to an increase in hazard insurance premiums. Maintenance expense increased due to an increase in contract services, parts and supplies, snow removal and building repair costs at the Partnership’s investment property. Advertising expense decreased due to a decrease in resident relations costs and periodicals.  Property expense decreased due to a decrease in utility expenses partially offset by an increase in salaries and related payroll costs.  Property tax expense increased primarily due to an increase in the assessed value at Plainview Apartments.  Interest expense increased due to an increase in the interest charged on advances from affiliates, as a result of an increase in the total amount of advances outstanding. Depreciation expense decreased due to fixed assets becoming fully depreciated during the first quarter of 2007, partially offset by fixed assets placed into service during the past twelve months.  The Partnership had previously recorded a deferred tax liability related to Kentucky income taxes as a result of the Partnership’s investment property being located in Kentucky.  During 2007, the state of Kentucky revised its tax legislation and replaced the income tax with a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky.  As a result of this change in tax legislation, the Partnership reduced the associated estimated deferred tax liability by approximately $220,000 during the fourth quarter of 2007.  As of December 31, 2007 the Partnership no longer has a deferred tax liability with respect to Kentucky state income tax. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the fourth quarter of 2007 the Partnership recorded a deferred tax liability of approximately $77,000 related to this local tax.  The net effect of both of these adjustments was a reduction of the Partnership’s deferred tax liability from approximately $220,000 to approximately $77,000 during the fourth quarter of 2007.

The decrease in general and administrative expense for the year ended December 31, 2007 is due to a decrease in legal fees, partially offset by an increase in reimbursements to the Managing General Partner as allowed under the Partnership Agreement associated with the management of the Partnership.  The decrease in legal fees is the result of legal fees incurred in 2006 in connection with the demand notice received by the Partnership in 2006 related to the advances and accrued interest owed to an affiliate of the Managing General Partner.  Included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $210,000 compared to approximately $282,000 at December 31, 2006. The decrease in cash and cash equivalents of approximately $72,000 is due to approximately $330,000 of cash used in investing activities, partially offset by approximately $156,000 and $102,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow maintained by the mortgage lender, partially offset by the receipt of insurance proceeds. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $156,000 during the year ended December 31, 2007 to fund operating expenses and capital improvements at Plainview Apartments. There were no advances made to the Partnership during the year ended December 31, 2006.  At December 31, 2007, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P. was approximately $6,114,000 and is included in due to affiliates on the consolidated balance sheet.  Interest is charged at the prime rate plus 1% (8.25% at December 31, 2007).  Interest expense was approximately $519,000 and $481,000 for the years ended December 31, 2007 and 2006, respectively.  The Partnership repaid approximately $50,000 and $817,000 of accrued interest during the years ended December 31, 2007 and 2006, respectively. During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest. See “Note A – Going Concern” for further discussion. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $443,000 to fund expenditures at Plainview Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from affiliates. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and repayment of advances owed to affiliates) of the Partnership. The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner.   The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires monthly payments of interest only with a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions to the partners for the years ended December 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2008.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.59% of the outstanding units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.59% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate III, L.P.

We have audited the accompanying consolidated balance sheet of Davidson Diversified Real Estate III, L.P. as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

March 31, 2008

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 210
Receivables and deposits		363
Restricted escrow		410
Other assets		179
Investment property (Notes C and F):
Land	$ 2,047
Buildings and related personal property	27,695
	29,742
Less accumulated depreciation	(18,631)	11,111
		$ 12,273

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 454
Tenant security deposit liabilities		79
Other liabilities		246
Deferred tax liability (Note G)		77
Due to affiliates (Note E)		6,126
Mortgage note payable (Note C)		15,336

Partners' Deficit
General partners	$ (202)
Limited partners (1,010.50 units issued and
outstanding)	(9,843)	(10,045)
		$ 12,273

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 3,434	$ 3,427
Other income	625	644
Total revenues	4,059	4,071

Expenses:
Operating	2,201	2,091
General and administrative	162	195
Depreciation	1,138	1,195
Interest	1,958	1,926
Property taxes	139	122
Total expenses	5,598	5,529

Casualty gain (Note H)	518	--

Loss before income taxes	(1,021)	(1,458)
Deferred income tax benefit (Note G)	143	56

Net loss (Note D)	$ (878)	$ (1,402)

Net loss allocated to general partners (2%)	$ (18)	$ (28)
Net loss allocated to limited partners (98%)	(860)	(1,374)

	$ (878)	$ (1,402)

Net loss per limited partnership unit	$ (851.06)	$(1,359.39)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2005	1,011.5	$ (156)	$ (7,609)	$ (7,765)

Abandonment of limited partnership
units (Note I)	(.75)	--	--	--

Net loss for the year ended
December 31, 2006	--	(28)	(1,374)	(1,402)

Partners' deficit at
December 31, 2006	1,010.75	(184)	(8,983)	(9,167)

Abandonment of limited partnership
units (Note I)	(.25)	--	--	--

Net loss for the year ended
December 31, 2007	--	(18)	(860)	(878)

Partners' deficit at
December 31, 2007	1,010.50	$ (202)	$ (9,843)	$ (10,045)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (878)	$(1,402)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,138	1,195
Amortization of loan costs	14	14
Casualty gain	(518)	--
Change in accounts:
Receivables and deposits	(83)	78
Other assets	(47)	(15)
Accounts payable	102	(54)
Tenant security deposit liabilities	5	3
Other liabilities	40	7
Deferred tax liability	(143)	(56)
Due to affiliates	472	(334)
Net cash provided by (used in) operating activities	102	(564)

Cash flows from investing activities:
Insurance proceeds received	581	--
Net deposits to restricted escrows	(410)	--
Property improvements and replacements	(501)	(352)
Net cash used in investing activities	(330)	(352)

Cash flows provided by financing activities:
Advances received from affiliate	156	--

Net decrease in cash and cash equivalents	(72)	(916)
Cash and cash equivalents at beginning of the year	282	1,198
Cash and cash equivalents at end of the year	$ 210	$ 282

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,481	$ 2,248

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 268	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit and as of December 31, 2007 had approximately $6,114,000 of advances due to an affiliate of the managing general partner.  In a letter dated April 4, 2006, this affiliate of the managing general partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the managing general partner.  The Partnership has defaulted on its repayment of the advances due to an affiliate of the managing general partner; and therefore, the affiliate of the managing general partner may take legal action which could include foreclosure of the Partnership’s sole investment property. The managing general partner is continuing to evaluate its options relative to the payment demand by an affiliate of the managing general partner.

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

Reclassifications

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $111,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $216,000, less accumulated amortization of approximately $174,000, are included in other assets and are amortized over the terms of the related loan agreements. Amortization expense for both 2007 and 2006 of approximately $14,000 is included in interest expense on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $14,000 for the years 2008 through 2010.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $16,790,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $45,000 and $64,000 for the years ended December 31, 2007 and 2006, respectively, and included in operating expenses.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position No. 07-1, "Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" ("SOP 07-1"). SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide "Investment Companies" are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note C - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Plainview Apartments	$15,336	$ 119 (1)	9.33%	11/15/10	$15,336

(1)

Interest only payments on a fixed rate mortgage.

The mortgage note payable encumbering Plainview Apartments is a fixed rate mortgage. The mortgage note payable is non-recourse and is secured by a pledge of the Partnership’s investment property and by a pledge of revenues from the respective investment property.  The mortgage note payable encumbering Plainview Apartments includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ --
2009	--
2010	15,336
$15,336

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2007	2006
Net loss as reported	$ (878)	$ (1,402)
Add (deduct)
Gain on sale of investment property	--	(92)
Depreciation difference	677	798
Unearned income	44	(8)
Casualty gain	(518)	--
Other	(70)	6
Federal taxable loss	$ (745)	$ (698)

Federal taxable loss per limited
partnership unit	$ (255.43)	$ (436.39)

For 2007 and 2006, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (dollar amounts in thousands):

Net liabilities as reported	$(10,045)
Land and buildings	239
Accumulated depreciation	(3,816)
Syndication	1,621
Distribution fees	1,051
Other	37
Net liabilities - Federal tax basis	$(10,913)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2007 and 2006.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $200,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $137,000 and $109,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $40,000 and $22,000, respectively. At December 31, 2007, approximately $12,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $156,000 during the year ended December 31, 2007 to fund operating expenses and capital improvements at Plainview Apartments. There were no advances made to the Partnership during the year ended December 31, 2006.  At December 31, 2007, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P. was approximately $6,114,000 and is included in due to affiliates on the consolidated balance sheet.  Interest is charged at the prime rate plus 1% (8.25% at December 31, 2007).  Interest expense was approximately $519,000 and $481,000 for the years ended December 31, 2007 and 2006, respectively.  The Partnership repaid approximately $50,000 and $817,000 of accrued interest during the years ended December 31, 2007 and 2006, respectively. During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest. See “Note A – Going Concern” for further discussion. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $443,000 to fund expenditures at Plainview Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $112,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.59% of the outstanding units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.59% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Plainview Apartments	$15,336	$ 2,047	$16,584	$ 11,111

Gross Amount At Which Carried
At December 31, 2007
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Plainview					Phase I 1973	05/86
Apartments	$ 2,047	$27,695	$29,742	$18,631	Phase II 1978	05/86	5-25 yrs

Reconciliation of “Investment Property and Accumulated Depreciation” (in thousands):

	Years Ended December 31,
	2007	2006
Investment Property
Balance at beginning of year	$29,357	$29,005
Property improvements and replacements	769	352
Casualty write-off	(384)	--
Balance at end of year	$29,742	$29,357

Accumulated Depreciation
Balance at beginning of year	$17,814	$16,619
Additions charged to expense	1,138	1,195
Casualty write-off	(321)	--
Balance at end of year	$18,631	$17,814

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $29,981,000 and $29,793,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $22,447,000 and $21,986,000, respectively.

Note G – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  The Partnership was liable for any Kentucky income taxes that arose as a result of the Partnership’s property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. During 2007, the state of Kentucky revised its tax legislation such that the Partnership will no longer be subject to Kentucky state income tax.  The Partnership is now subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky.  As a result of this change in tax legislation, the Partnership reduced the associated estimated deferred tax liability by approximately $220,000 during the fourth quarter of 2007.  As of December 31, 2007 the Partnership no longer has a deferred tax liability with respect to Kentucky state income tax. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the fourth quarter of 2007 the Partnership recorded a deferred tax liability of approximately $77,000 related to this local tax.  The Partnership’s deferred tax liability at December 31, 2007 is approximately $77,000 and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note H - Casualty Event

On May 26, 2007, Plainview Apartments suffered significant fire damage to one of the property’s buildings.  The estimated cost to repair the building is approximately $728,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $581,000. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $518,000 as a result of receiving approximately $581,000 of insurance proceeds offset by approximately $63,000 of undepreciated assets being written off. The Partnership anticipates receiving additional proceeds during 2008 related to this casualty.

Note I – Abandonment of Units

During the years ended December 31, 2007 and 2006, the number of limited partnership units (the “Units”) decreased by 0.25 and 0.75 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The net loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at December 31, 2007 and 2006, which was 1,010.50 and 1,010.75, respectively.

Note J – Fourth-Quarter Adjustment

The Partnership’s property, Plainview Apartments, was previously subject to Kentucky state income tax and accordingly had recorded a deferred tax liability in prior years related to this tax.  During the fourth quarter of 2007, the Partnership became aware of a change in the Kentucky tax legislation such that the Partnership would no longer be subject to any Kentucky state income tax.  Accordingly, during the fourth quarter of 2007 the Partnership recorded an adjustment of approximately $220,000 to reduce its deferred tax liability related to Kentucky state income tax to zero.  Also during the fourth quarter of 2007, the Partnership became aware of a local tax that it was subject to with respect to Plainview Apartments.  The estimated deferred tax liability related to this local tax was determined to be approximately $77,000 and accordingly an adjustment was recorded during the fourth quarter of 2007 to record this liability.   The net effect of both of these adjustments was a reduction of the Partnership’s deferred tax liability from approximately $220,000 to approximately $77,000 during the fourth quarter of 2007.

Note K - Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents. During 2003, the Partnership completed a rehabilitation project at Plainview Apartments which cost approximately $5,300,000. Part of the rehabilitation project was to address mold abatement conditions with the rest relating to general updating of the property.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Davidson Diversified Real Estate III, L.P. (the “Partnership” or the “Registrant”) has no officers or directors.  Davidson Diversified Properties, Inc. (the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below as of December 31, 2007, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	33.25	3.29%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	407.25	40.30%
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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2007 and 2006.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $198,000 and $200,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $137,000 and $109,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $40,000 and $22,000, respectively. At December 31, 2007, approximately $12,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the consolidated balance sheet.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $156,000 during the year ended December 31, 2007 to fund operating expenses and capital improvements at Plainview Apartments. There were no advances made to the Partnership during the year ended December 31, 2006.  At December 31, 2007, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P. was approximately $6,114,000 and is included in due to affiliates on the consolidated balance sheet.  Interest is charged at the prime rate plus 1% (8.25% at December 31, 2007).  Interest expense was approximately $519,000 and $481,000 for the years ended December 31, 2007 and 2006, respectively.  The Partnership repaid approximately $50,000 and $817,000 of accrued interest during the years ended December 31, 2007 and 2006, respectively. During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest. See “Note A – Going Concern” for further discussion. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced approximately $443,000 to fund expenditures at Plainview Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $112,000 and $113,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.59% of the outstanding units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.59% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 for 2007 and approximately $33,000 for 2006. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $13,000 for both 2007 and 2006.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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