Form 10-Q
period 2008-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2008-05-15
CIK 773679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 189	$ 210
Receivables and deposits	453	363
Other assets	209	179
Restricted escrow	23	410
Investment property:
Land	2,047	2,047
Buildings and related personal property	27,972	27,695
	30,019	29,742
Less accumulated depreciation	(18,905)	(18,631)
	11,114	11,111
	$ 11,988	$ 12,273

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 116	$ 454
Tenant security deposit liabilities	82	79
Accrued property taxes	36	--
Other liabilities	203	246
Deferred tax liability (Note D)	77	77
Due to affiliates (Note C)	6,578	6,126
Mortgage note payable	15,336	15,336
	22,428	22,318

Partners' Deficit
General partners	(210)	(202)
Limited partners (1,010.50 units issued and	(10,230)	(9,843)
outstanding)	(10,440)	(10,045)
	$ 11,988	$ 12,273

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 839	$ 868
Other income	182	154
Total revenues	1,021	1,022

Expenses:
Operating	586	513
General and administrative	38	42
Depreciation	274	284
Interest	482	488
Property taxes	36	33
Total expenses	1,416	1,360

Net loss	$ (395)	$ (338)

Net loss allocated to general partners (2%)	$ (8)	$ (7)
Net loss allocated to limited partners (98%)	(387)	(331)
	$ (395)	$ (338)
Net loss per limited partnership unit	$ (382.98)	$ (327.48)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2007	1,010.50	$ (202)	$ (9,843)	$(10,045)

Net loss for the three months
ended March 31, 2008	--	(8)	(387)	(395)

Partners' deficit at
March 31, 2008	1,010.50	$ (210)	$(10,230)	$(10,440)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (395)	$ (338)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	274	284
Amortization of loan costs	4	4
Bad debt expense	21	3
Change in accounts:
Receivables and deposits	(111)	(46)
Other assets	(34)	(78)
Accounts payable	(83)	92
Tenant security deposit liabilities	3	3
Accrued property taxes	36	33
Other liabilities	(43)	(5)
Due to affiliates	9	118
Net cash (used in) provided by operating activities	(319)	70

Cash flows from investing activities:
Net withdrawls from restricted escrow	387	--
Property improvements and replacements	(532)	(91)
Net cash used in investing activities	(145)	(91)

Cash flows provided by financing activities:
Advances received from affiliate	443	--

Net decrease in cash and cash equivalents	(21)	(21)
Cash and cash equivalents at beginning of the year	210	282
Cash and cash equivalents at end of the year	$ 189	$ 261

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 458	$ 358

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 13	$ --

Included in property improvements and replacements for the three months ended March 31, 2008 are approximately $268,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit, and as of March 31, 2008 and December 31, 2007 had approximately $6,578,000 and $6,114,000, respectively, of advances and related accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the managing general partner. The Partnership has defaulted on its repayment of the advances due to an affiliate of the managing general partner; and therefore, the affiliate of the managing general partner may take legal action, which would include foreclosure of the Partnership’s sole investment property. The managing general partner is continuing to evaluate its options relative to the payment demand by an affiliate of the managing general partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2007. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2008 and 2007.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $47,000 and $50,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $73,000 and $29,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $54,000 and $2,000, respectively.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 during the three months ended March 31, 2008 to fund operating expenses at Planview Apartments.  There were no advances made to the Partnership during the three months ended March 31, 2007.  At March 31, 2008 and December 31, 2007, the balances of the advances, including accrued interest, owed to AIMCO Properties, L.P., was approximately $6,578,000 and $6,114,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Interest is charged at the prime rate plus 1% (6.25% at March 31, 2008).  Interest expense was approximately $121,000 and $126,000 for the three months ended March 31, 2008 and 2007, respectively.  The Partnership repaid approximately $100,000 of accrued interest during the three months ended March 31, 2008.  There were no payments made during the three months ended March 31, 2007.  During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest.  See “Note A – Going Concern” for further discussion.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Comission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $49,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $112,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note D – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  The Partnership was liable for any Kentucky income taxes that arose as a result of the Partnership’s property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. During 2007, the state of Kentucky revised its tax legislation such that the Partnership will no longer be subject to Kentucky state income tax.  The Partnership is now subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky.  As a result of this change in tax legislation, the Partnership reduced the associated estimated deferred tax liability by approximately $220,000 during the fourth quarter of 2007.  As of December 31, 2007 the Partnership no longer has a deferred tax liability with respect to Kentucky state income tax. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the fourth quarter of 2007 the Partnership recorded a deferred tax liability of approximately $77,000 related to this local tax.  The Partnership’s deferred tax liability at March 31, 2008 and December 31, 2007 is approximately $77,000 and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Note F – Subsequent Event

On May 2, 2008, Plainview Apartments suffered damages to 12 apartment units as a result of an electrical fire. A current estimate of the damages incurred is unknown at this time, but the Partnership anticipates it will receive insurance proceeds to pay for the repairs.  The Partnership does not anticipate that it will recognize a loss as a result of this casualty.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership’s investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the three months ended March 31, 2008 and 2007 was 92% and 94%, respectively.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 and 2007 was approximately $395,000 and $338,000, respectively. The increase in net loss for the three month period is due to an increase in total expenses. Total revenues remained relatively constant for the comparable periods as the decrease in rental income was offset by the increase in other income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense, partially offset by an increase in the average rental rate at Plainview Apartments.  Other income increased due to increases in late charges and lease cancellation fees, partially offset by a decrease in resident utility reimbursements at the Partnership’s investment property.

Total expenses increased due to an increase in operating expense, partially offset by a decrease in depreciation expense. General and administrative, property tax and interest expenses remained relatively constant for the comparable periods. Operating expense increased primarily due to increases in utilities and contract services at the Partnership’s investment property. Depreciation expense decreased due to assets written off in 2007 related to the May 2007 fire casualty partially offset by fixed assets placed into service during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $189,000, compared to approximately $261,000 at March 31, 2007. The decrease in cash and cash equivalents of approximately $21,000, from December 31, 2007, is due to approximately $319,000 and $145,000 of cash used in operating and investing activities, respectively, partially offset by approximately $443,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow maintained by the mortgage lender.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership's property are detailed below.

During the three months ended March 31, 2008, the Partnership completed approximately $277,000 in capital expenditures at Plainview Apartments consisting primarily of casualty repairs, water heater upgrades, structural improvements, and appliance and floor covering replacements. These expenditures were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

There were no distributions to the partners during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at March 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2008 or subsequent periods.

On May 2, 2008, Plainview Apartments suffered damages to 12 apartment units as a result of an electrical fire. A current estimate of the damages incurred is unknown at this time, but the Partnership anticipates it will receive insurance proceeds to pay for the repairs.  The Partnership does not anticipate that it will recognize a loss as a result of this casualty.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.59% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.59% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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