Form 10-Q
period 2008-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2008-11-13
CIK 773679

United States

Securities And Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 156	$ 210
Receivables and deposits	510	363
Other assets	136	179
Restricted escrow	250	410
Investment property:
Land	2,047	2,047
Buildings and related personal property	28,330	27,695
	30,377	29,742
Less accumulated depreciation	(19,498)	(18,631)
	10,879	11,111
	$ 11,931	$ 12,273

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 101	$ 454
Tenant security deposit liabilities	88	79
Accrued property taxes	108	--
Other liabilities	415	246
Deferred tax liability (Note D)	69	77
Due to affiliates (Note C)	6,824	6,126
Mortgage note payable	15,336	15,336
	22,941	22,318

Partners' Deficit
General partners	(221)	(202)
Limited partners (1,010.50 units issued and	(10,789)	(9,843)
outstanding)	(11,010)	(10,045)
	$ 11,931	$ 12,273

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 771	$ 853	$ 2,378	$ 2,597
Other income	178	141	573	495
Total revenues	949	994	2,951	3,092

Expenses:
Operating	588	545	1,538	1,547
General and administrative	45	40	122	125
Depreciation	290	284	847	852
Interest	466	503	1,415	1,475
Property taxes	36	34	108	98
Total expenses	1,425	1,406	4,030	4,097

Casualty gain (Note F)	--	--	106	--

Deferred income tax benefit (Note D)	8	--	8	--

Net loss	$ (468)	$ (412)	$ (965)	$ (1,005)

Net loss allocated to general
partners (2%)	$ (9)	$ (8)	$ (19)	$ (20)
Net loss allocated to limited
partners (98%)	(459)	(404)	(946)	(985)
	$ (468)	$ (412)	$ (965)	$ (1,005)
Net loss per limited
partnership unit	$(454.23)	$(399.70)	$(936.17)	$(974.52)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2007	1,010.50	$ (202)	$ (9,843)	$(10,045)

Net loss for the nine months
ended September 30, 2008	--	(19)	(946)	(965)

Partners' deficit at
September 30, 2008	1,010.50	$ (221)	$(10,789)	$(11,010)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (965)	$(1,005)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	847	852
Amortization of loan costs	11	11
Bad debt expense	116	48
Casualty gain	(106)	--
Change in accounts:
Receivables and deposits	(161)	(199)
Other assets	32	(48)
Accounts payable	(107)	17
Tenant security deposit liabilities	9	1
Accrued property taxes	108	98
Other liabilities	169	236
Deferred tax liability	(8)	--
Due to affiliates	255	333
Net cash provided by operating activities	200	344

Cash flows from investing activities:
Net withdrawal from restricted escrow	410	--
Net deposit to restricted escrow	(250)	(250)
Property improvements and replacements	(857)	(261)
Net cash used in investing activities	(697)	(511)

Cash flows provided by financing activities:
Advances received from affiliate	443	--

Net decrease in cash and cash equivalents	(54)	(167)
Cash and cash equivalents at beginning of period	210	282
Cash and cash equivalents at end of period	$ 156	$ 115

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,174	$ 1,123

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 22	$ --

Insurance proceeds held on deposit with mortgage lender	$ 250	$ --

Included in property improvements and replacements for the nine months ended September 30, 2008 are approximately $268,000 of property improvements and replacements, which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P. (“the Partnership” or “Registrant”) will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit, and as of September 30, 2008 and December 31, 2007 had approximately $6,788,000 and $6,114,000, respectively, of advances and related accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner. The Partnership has defaulted on its repayment of the advances due to an affiliate of the Managing General Partner; and therefore, the affiliate of the Managing General Partner may take legal action, which would include foreclosure of the Partnership’s sole investment property. The Managing General Partner is continuing to evaluate its options relative to the payment demand by an affiliate of the Managing General Partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 2008 and 2007.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $147,000 and $153,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $151,000 and $82,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $87,000 and $7,000, respectively. At September 30, 2008 and December 31, 2007, approximately $36,000 and $12,000, respectively, of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheets.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 during the nine months ended September 30, 2008 to fund operating expenses at Plainview Apartments.  There were no advances made to the Partnership during the nine months ended September 30, 2007.  At September 30, 2008 and December 31, 2007, the balances of the advances, including accrued interest, owed to AIMCO Properties, L.P. was approximately $6,788,000 and $6,114,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets. Interest is charged at the prime rate plus 1% (6.00% at September 30, 2008).  Interest expense was approximately $331,000 and $391,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Partnership repaid approximately $100,000 and $50,000 of accrued interest during the nine months ended September 30, 2008 and 2007, respectively. During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest.  See “Note A – Going Concern” for further discussion.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $83,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $112,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note D – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  The Partnership was liable for any Kentucky income taxes that arose as a result of the Partnership’s property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. During 2007, the state of Kentucky revised its tax legislation such that the Partnership will no longer be subject to Kentucky state income tax.  The Partnership is now subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky.  As a result of this change in tax legislation, the Partnership reduced the associated estimated deferred tax liability by approximately $220,000 during the fourth quarter of 2007.  As of December 31, 2007, the Partnership no longer had a deferred tax liability with respect to Kentucky state income tax. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the fourth quarter of 2007, the Partnership recorded a deferred tax liability of approximately $77,000 related to this local tax. During the third quarter of 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. The Partnership’s deferred tax liability at September 30, 2008 and December 31, 2007 is approximately $69,000 and $77,000, respectively, and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E - Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note F – Casualty Events

In May 2007, Plainview Apartments suffered significant fire damage to one of the property’s buildings.  During 2007, the Partnership estimated that the cost to repair the building was approximately $824,000. During the nine months ended September 30, 2008 it was determined that the actual cost to repair the building was approximately $683,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $581,000 for building replacements. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $518,000 as a result of receiving approximately $581,000 of insurance proceeds offset by approximately $63,000 of undepreciated assets being written off. During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $218,000, of which approximately $102,000 was for building replacements and approximately $116,000 covered emergency repairs expensed in 2007. The Partnership recognized an additional casualty gain of approximately $106,000 during the nine months ended September 30, 2008 as a result of the receipt of insurance proceeds of approximately $102,000 and a change in the previous write off of undepreciated damaged assets of approximately $4,000. During the second quarter of 2008, the Partnership also received approximately $15,000 for lost rents as a result of the casualty.

In May 2008, Plainview Apartments suffered fire damages to five rental units as a result of an electrical fire. The preliminary estimated cost to repair the units is approximately $821,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets and no casualty loss will be recognized. During the nine months ended September 30, 2008, the Partnership received initial insurance proceeds of approximately $250,000 which are currently held in an escrow account with the mortgage lender. The Partnership anticipates receiving additional insurance proceeds in 2008.

Note G – Abandonment of Units

During the year ended December 31, 2007, the number of limited partnership units (the “Units”) decreased by 0.25 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at September 30, 2008 and 2007, which was 1,010.50 and 1,010.75, respectively.

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

The Partnership’s investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the nine months ended September 30, 2008 and 2007 was 91% and 94%, respectively. The Managing General Partner attributes the decrease in occupancy to customer service issues at the property, which has led to changes in the property management team to correct these issues.

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

Results of Operations

The Partnership recognized net losses of approximately $468,000 and $965,000 for the three and nine months ended September 30, 2008, compared to the net losses of approximately $412,000 and $1,005,000 for the three and nine months ended September 30, 2007.  The increase in net loss for the three months ended September 30, 2008 is due to an increase in total expenses and a decrease in total revenues. The decrease in net loss for the nine months ended September 30, 2008 is due to a decrease in total expenses and the recognition of a casualty gain during 2008, partially offset by a decrease in total revenues.

Total expenses increased for the three months ended September 30, 2008 primarily due to an increase in operating expense, partially offset by a decrease in interest expense. General and administrative, depreciation and property tax expenses remained relatively constant for the three months ended September 30, 2008. Total expenses decreased for the nine months ended September 30, 2008 primarily due to decreases in operating and interest expenses, partially offset by an increase in property tax expense. General and administrative and depreciation expenses remained relatively constant for the nine months ended September 30, 2008. Operating expense increased for the three months ended September 30, 2008 due to increases in utilities, professional fees, temporary help, contract services and additional emergency expenses related to the May 2008 fire casualty discussed below, partially offset by decreases in salaries and related benefits and hazard insurance premiums. Operating expense decreased for the nine months ended September 30, 2008 primarily due to decreases in hazard insurance premiums and salaries and related benefits as well as insurance proceeds received to cover emergency expenses related to the May 2007 fire casualty discussed below partially offset by increases in utilities, training and travel costs, contract cleaning, temporary help and professional fees. Interest expense decreased for both periods due to a decrease in the interest charged on advances from affiliates, as a result of a decrease in the variable interest rate charged. Property tax expense increased for the nine months ended September 30, 2008 due to an increase in the assessed value at Plainview Apartments.

Included in general and administrative expenses for the nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In May 2007, Plainview Apartments suffered significant fire damage to one of the property’s buildings.  During 2007, the Partnership estimated that the cost to repair the building was approximately $824,000. During the nine months ended September 30, 2008, it was determined that the actual cost to repair the building was approximately $683,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $581,000 for building replacements. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $518,000 as a result of receiving approximately $581,000 of insurance proceeds offset by approximately $63,000 of undepreciated assets being written off. During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $218,000, of which approximately $102,000 was for building replacements and approximately $116,000 covered emergency repairs expensed in 2007. The Partnership recognized an additional casualty gain of approximately $106,000 during the nine months ended September 30, 2008 as a result of the receipt of insurance proceeds of approximately $102,000 and a change in the previous write off of undepreciated damaged assets of approximately $4,000. During the second quarter of 2008, the Partnership also received approximately $15,000 for lost rents as a result of the casualty.

Total revenues decreased for both the three and nine months ended September 30, 2008 due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income for both periods is primarily due to decreases in both occupancy and the average rental rate and increased bad debt expense at Plainview Apartments. Other income increased for both periods due to increases in late charges, resident utility reimbursements and application fees, partially offset by a decrease in interest income at the Partnership, due to a lower average cash balance.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $156,000, compared to approximately $115,000 at September 30, 2007. The decrease in cash and cash equivalents of approximately $54,000, from December 31, 2007, is due to approximately $697,000 of cash used in investing activities, partially offset by approximately $443,000 and $200,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow, partially offset by net withdrawals from a restricted escrow maintained by the mortgage lender. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $611,000 in capital expenditures at Plainview Apartments consisting primarily of improvements related to casualties, water heater upgrades, water and sewer upgrades, structural improvements, and appliance, air conditioning and floor covering replacements. These expenditures were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances to the Partnership.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of advances owed to affiliates) of the Partnership. The Partnership does not have sufficient assets to repay the advances and related accrued interest due to an affiliate of the Managing General Partner. In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner. The mortgage indebtedness encumbering Plainview Apartments of approximately $15,336,000 requires monthly payments of interest only with a balloon payment of approximately $15,336,000 due November 15, 2010. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure.

There were no distributions to the partners during the nine months ended September 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at September 30, 2008, and the related demand notice received from an affiliate of the Managing General Partner, the Partnership does not anticipate making any distributions to its partners in the foreseeable future.

In May 2008, Plainview Apartments suffered fire damages to five rental units as a result of an electrical fire. The preliminary estimated cost to repair the units is approximately $821,000. It is currently estimated that insurance proceeds will cover the costs to replace the damaged assets and no casualty loss will be recognized. During the nine months ended September 30, 2008, the Partnership received initial insurance proceeds of approximately $250,000 which are currently held in an escrow account with the mortgage lender. The Partnership anticipates receiving additional insurance proceeds in 2008.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.59% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.59% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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