Form 10-K
period 2008-12-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2009-03-24
CIK 773679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Moisture infiltration and resulting mold remediation may be costly.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Plainview
Apartments	$30,542	$19,551	5-30 yrs	S/L	$ 7,324

See "Note B - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)
Plainview Apartments
1st mortgage	$15,336	9.33% (1)	(1)	11/15/10	$15,336

(1)   Interest only payments on a fixed rate mortgage.

(2)   See “Note C – Mortgage Note Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for information with respect to the Partnership's ability to prepay the loan and other specific details about the loan.

Schedule of Rental Rate and Occupancy

Average annual rental rate and occupancy for 2008 and 2007 for the property is as follows:

	Average Annual		Average
	Rental Rate		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Plainview Apartments	$7,610	$7,802	92%	94%

As noted under "Item 1. Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for terms of one year or less. As of December 31, 2008, no tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rate in 2008 for the Partnership’s property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
Plainview Apartments	$ 138	1.10%

Capital Improvements

During the year ended December 31, 2008, the Partnership completed approximately $1,047,000 in capital expenditures at Plainview Apartments consisting primarily of improvements related to casualties, water heater upgrades, water and sewer upgrades, structural improvements, and appliance, air conditioning and floor covering replacements. These expenditures were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter through solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 1,013 limited partnership units (the "Units") aggregating $20,240,000. The Partnership currently has 771 holders of record owning an aggregate of 1,009.50 Units. During the years ended December 31, 2008 and 2007, 1.0 and 0.25 Units, respectively, were abandoned. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. Affiliates of the Managing General Partner owned 440.50 Units or 43.64% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners for the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to an affiliate of the Managing General Partner at December 31, 2008 and the related demand notice received from an affiliate of the Managing General Partner, the Partnership does not anticipate making any distributions to its partners in the foreseeable future. See “Item 2. Property – Capital Improvements” for information relating to capital expenditures of the property.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.64% of the outstanding units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.64% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership recognized net losses of approximately $1,016,000 and $878,000 for the years ended December 31, 2008 and 2007, respectively.  The increase in net loss is due to a decrease in total revenues and a decrease in deferred income tax benefits, partially offset by a decrease in total expenses and an increase in casualty gain recognized during 2008.

The decrease in total revenues is due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased primarily due to decreases in both occupancy and the average rental rate and increased bad debt expense at Plainview Apartments.  Other income increased due to increases in late charges, resident utility reimbursements, lease cancellation fees and application fees, partially offset by a decrease in interest income at the Partnership, due to a lower average cash balance.

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  The Partnership was liable for any Kentucky income taxes that arose as a result of the Partnership’s property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. During 2007, the state of Kentucky revised its tax legislation such that the Partnership will no longer be subject to Kentucky state income tax.  The Partnership is now subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky.  As a result of this change in tax legislation, the Partnership reduced the associated estimated deferred tax liability by approximately $220,000 during the fourth quarter of 2007.  As of December 31, 2007, the Partnership no longer had a deferred tax liability with respect to Kentucky state income tax. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the fourth quarter of 2007, the Partnership recorded a deferred tax liability of approximately $77,000 related to this local tax. During the year ended December 31, 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. The Partnership’s deferred tax liability at December 31, 2008 and December 31, 2007 is approximately $69,000 and $77,000, respectively, and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Total expenses decreased due to decreases in operating and interest expenses. Depreciation, property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses decreased due to decreases in insurance and maintenance expenses, partially offset by increases in property and administrative expenses. Insurance expense decreased primarily due to decreases in hazard insurance premiums. Maintenance expense decreased primarily due to insurance proceeds received in 2008 to cover emergency expenses related to the May 2007 fire casualty, emergency expenses related to the May 2008 fire casualty, increases in capitalized payroll costs and a decrease in painting supplies, partially offset by increases in contract services at the Partnership’s investment property. Property expense increased primarily due to increases in utilities and travel costs, partially offset by decreases in salaries and related benefits. Administrative expense increased due to increases in temporary help, professional fees and contract cleaning.  Interest expense decreased due to a decrease in the interest charged on advances from affiliates, as a result of a decrease in the variable interest rate.

Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On May 26, 2007, Plainview Apartments suffered significant fire damage to one of the property’s buildings.  During 2007, the Partnership estimated that the cost to repair the building was approximately $824,000. During the year ended December 31, 2008, it was determined that the actual cost to repair the building was approximately $683,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $581,000 for building replacements. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $518,000 as a result of receiving approximately $581,000 of insurance proceeds offset by approximately $63,000 of undepreciated assets being written off. During the year ended December 31, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $218,000, of which approximately $102,000 was for building replacements and approximately $116,000 covered emergency repairs expensed in 2007. The Partnership recognized an additional casualty gain of approximately $106,000 during the year ended December 31, 2008 as a result of the receipt of insurance proceeds of approximately $102,000 and a change in the previous write off of undepreciated damaged assets of approximately $4,000. During 2008, the Partnership also received approximately $15,000 for lost rents as a result of the casualty.

On May 2, 2008, Plainview Apartments suffered fire damages to twelve rental units as a result of an electrical fire, of which eight units are still down at December 31, 2008. During the year ended December 31, 2008, it was determined that the actual cost to repair the units was approximately $559,000. During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $463,000, of which approximately $339,000 is currently held in an escrow account with the mortgage lender. The Partnership recognized a casualty gain of approximately $433,000 as a result of receiving approximately $463,000 of insurance proceeds, offset by approximately $30,000 of undepreciated assets being written off.

In September 2008, Plainview Apartments sustained damage from Hurricane Ike. The damages are estimated to be approximately $86,000, including clean up costs of approximately $22,000.  The Partnership recognized a loss of approximately $3,000 during the year ended December 31, 2008 due to the write off of undepreciated assets of approximately $3,000.  Insurance proceeds are not anticipated to be received for the damages. For the year ended December 31, 2008, the estimated clean up costs are included in operating expenses.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $76,000, compared to approximately $210,000 at December 31, 2007. The decrease in cash and cash equivalents of approximately $134,000 is due to approximately $771,000 of cash used in investing activities, partially offset by approximately $443,000 and $194,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow maintained by the mortgage lender, partially offset by net withdrawals from a restricted escrow maintained by the mortgage lender and the receipt of insurance proceeds. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital in interest bearing accounts.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 and $156,000 during the years ended December 31, 2008 and 2007, respectively, to fund operating expenses and capital improvements at Plainview Apartments. At December 31, 2008 and 2007, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P. was approximately $6,880,000 and $6,114,000, respectively, and is included in due to affiliates on the consolidated balance sheets. Interest is charged at the prime rate plus 1% (4.25% at December 31, 2008).  Interest expense was approximately $423,000 and $519,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership repaid approximately $100,000 and $50,000 of accrued interest during the years ended December 31, 2008 and 2007, respectively. During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest. See “Item 8. Financial Statements and Supplementary Data - Note A – Going Concern” for further discussion. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its property. The Partnership expects to complete approximately $86,000 of reconstruction in 2009 resulting from damage caused by Hurricane Ike. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

There were no distributions to the partners for the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2009.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.64% of the outstanding units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.64% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”. Management believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2008 and 2007

      Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

      Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Davidson Diversified Real Estate III, L.P.

We have audited the accompanying consolidated balance sheets of Davidson Diversified Real Estate III, L.P. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davidson Diversified Real Estate III, L.P. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

March 19, 2009

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	Years Ended December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 76	$ 210
Receivables and deposits	421	363
Restricted escrow	339	410
Other assets	100	179
Investment property (Notes C and F):
Land	2,047	2,047
Buildings and related personal property	28,495	27,695
	30,542	29,742
Less accumulated depreciation	(19,551)	(18,631)
	10,991	11,111
	$ 11,927	$ 12,273

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 408	$ 454
Tenant security deposit liabilities	87	79
Other liabilities	144	246
Deferred tax liability (Note G)	69	77
Due to affiliates (Note E)	6,944	6,126
Mortgage note payable (Note C)	15,336	15,336
	22,988	22,318

Partners' Deficit
General partners	(222)	(202)
Limited partners (1,009.50 units issued and
outstanding)	(10,839)	(9,843)
	(11,061)	(10,045)
	$ 11,927	$ 12,273

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 3,146	$ 3,434
Other income	785	625
Total revenues	3,931	4,059

Expenses:
Operating	2,178	2,201
General and administrative	166	162
Depreciation	1,138	1,138
Interest	1,870	1,958
Property taxes	139	139
Total expenses	5,491	5,598

Casualty gain (Note H)	536	518

Loss before income taxes	(1,024)	(1,021)
Deferred income tax benefit (Note G)	8	143

Net loss (Note D)	$ (1,016)	$ (878)

Net loss allocated to general partners (2%)	$ (20)	$ (18)
Net loss allocated to limited partners (98%)	(996)	(860)

	$ (1,016)	$ (878)

Net loss per limited partnership unit	$ (986.63)	$ (851.06)

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2006	1,010.75	$ (184)	$ (8,983)	$ (9,167)

Abandonment of limited partnership
units (Note I)	(.25)	--	--	--

Net loss for the year ended
December 31, 2007	--	(18)	(860)	(878)

Partners' deficit at
December 31, 2007	1,010.50	(202)	(9,843)	(10,045)

Abandonment of limited partnership
unit (Note I)	(1.0)	--	--	--

Net loss for the year ended
December 31, 2008	--	(20)	(996)	(1,016)

Partners' deficit at
December 31, 2008	1,009.50	$ (222)	$(10,839)	$(11,061)

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,016)	$ (878)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	1,138	1,138
Amortization of loan costs	14	14
Bad debt	174	68
Casualty gain	(536)	(518)
Change in accounts:
Receivables and deposits	107	(151)
Other assets	65	(47)
Accounts payable	(25)	102
Tenant security deposit liabilities	8	5
Other liabilities	(102)	40
Deferred tax liability	(8)	(143)
Due to affiliates	375	472
Net cash provided by operating activities	194	102

Cash flows from investing activities:
Insurance proceeds received	226	581
Net withdrawal from restricted escrow	534	171
Net deposits to restricted escrows	(463)	(581)
Property improvements and replacements	(1,068)	(501)
Net cash used in investing activities	(771)	(330)

Cash flows provided by financing activities:
Advances received from affiliate	443	156

Net decrease in cash and cash equivalents	(134)	(72)
Cash and cash equivalents at beginning of the year	210	282
Cash and cash equivalents at end of the year	$ 76	$ 210

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,532	$ 1,481

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 247	$ 268

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

Note A – Going Concern

The accompanying consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit, and as of December 31, 2008 and 2007 had approximately $6,880,000 and $6,114,000 of advances and related accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the “Managing General Partner”).  In a letter dated April 4, 2006, this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest. In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner.  The Partnership has defaulted on its repayment of the advances due to an affiliate of the Managing General Partner; and therefore, the affiliate of the Managing General Partner may take legal action which could include foreclosure of the Partnership’s sole investment property. The Managing General Partner is continuing to evaluate its options relative to the payment demand by an affiliate of the Managing General Partner.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately zero and $111,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Property

Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2008 and 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $216,000 at both December 31, 2008 and 2007, less accumulated amortization of approximately $188,000 and $174,000 at December 31, 2008 and 2007, respectively, are included in other assets and are amortized over the terms of the related loan agreements. Amortization expense for both 2008 and 2007 of approximately $14,000 is included in interest expense on the accompanying consolidated statements of operations. Amortization expense is expected to be approximately $14,000 for each of the years 2009 and 2010.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $16,170,000.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $46,000 and $45,000 for the years ended December 31, 2008 and 2007, respectively, and included in operating expenses.

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note C - Mortgage Note Payable

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)

Plainview
Apartments	$15,336	$15,336	$ 119 (1)	9.33%	11/15/10	$15,336

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ --
2010	15,336
$15,336

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2008	2007
Net loss as reported	$ (1,016)	$ (878)
Add (deduct)
Depreciation difference	660	677
Unearned income	(58)	44
Casualty gain	(536)	(518)
Other	124	(70)
Federal taxable loss	$ (826)	$ (745)

Federal taxable loss per limited
partnership unit	$ (211.90)	$ (255.43)

For 2008 and 2007, allocations under the Internal Revenue Code section 704(b) resulted in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(11,061)	$(10,045)
Land and buildings	(69)	239
Accumulated depreciation	(3,374)	(3,816)
Syndication	1,621	1,621
Distribution fees	1,051	1,051
Other	94	37
Net liabilities - Federal tax basis	$(11,738)	$ 10,913

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2008 and 2007.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $195,000 and $198,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $196,000 and $137,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property.  The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $105,000 and $40,000, respectively. At December 31, 2008 and 2007, approximately $64,000 and $12,000, respectively, of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheets.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 and $156,000 during the years ended December 31, 2008 and 2007, respectively, to fund operating expenses and capital improvements at Plainview Apartments. At December 31, 2008 and 2007, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P. was approximately $6,880,000 and $6,114,000, respectively, and is included in due to affiliates on the consolidated balance sheets. Interest is charged at the prime rate plus 1% (4.25% at December 31, 2008). Interest expense was approximately $423,000 and $519,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership repaid approximately $100,000 and $50,000 of accrued interest during the years ended December 31, 2008 and 2007, respectively. During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest. See “Note A – Going Concern” for further discussion. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $112,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.64% of the outstanding units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.64% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note F - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Plainview Apartments	$15,336	$ 2,047	$16,584	$11,911

Gross Amount At Which Carried
At December 31, 2008
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
(in thousands)
Plainview					Phase I 1973	05/86
Apartments	$2,047	$28,495	$30,542	$19,551	Phase II 1978	05/86	5-25 yrs

Reconciliation of “Investment Property and Accumulated Depreciation” (in thousands):

	Years Ended December 31,
	2008	2007
Investment Property	(in thousands)
Balance at beginning of year	$29,742	$29,357
Property improvements and replacements	1,047	769
Casualty write-off	(247)	(384)
Balance at end of year	$30,542	$29,742

Accumulated Depreciation
Balance at beginning of year	$18,631	$17,814
Additions charged to expense	1,138	1,138
Casualty write-off	(218)	(321)
Balance at end of year	$19,551	$18,631

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $30,249,000 and $29,981,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $22,925,000 and $22,447,000, respectively.

Note G – Partnership Income Taxes

The state of Kentucky enacted tax legislation, effective for years beginning on or after January 1, 2005, concerning income taxes that impact the Partnership.  The Partnership was liable for any Kentucky income taxes that arose as a result of the Partnership’s property, Plainview Apartments, being located in the state of Kentucky.  During the year ended December 31, 2005, the Partnership estimated and recorded a deferred tax liability of approximately $276,000 as a result of this tax legislation. During the year ended December 31, 2006, the Partnership reduced the estimated deferred tax liability by approximately $56,000. During 2007, the state of Kentucky revised its tax legislation such that the Partnership will no longer be subject to Kentucky state income tax.  The Partnership is now subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky.  As a result of this change in tax legislation, the Partnership reduced the associated estimated deferred tax liability by approximately $220,000 during the fourth quarter of 2007.  As of December 31, 2007, the Partnership no longer had a deferred tax liability with respect to Kentucky state income tax. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the fourth quarter of 2007, the Partnership recorded a deferred tax liability of approximately $77,000 related to this local tax. During the year ended December 31, 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. The Partnership’s deferred tax liability at December 31, 2008 and December 31, 2007 is approximately $69,000 and $77,000, respectively, and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note H - Casualty Events

On May 26, 2007, Plainview Apartments suffered significant fire damage to one of the property’s buildings.  During 2007, the Partnership estimated that the cost to repair the building was approximately $824,000. During the year ended December 31, 2008, it was determined that the actual cost to repair the building was approximately $683,000. During the year ended December 31, 2007, the Partnership received insurance proceeds of approximately $581,000 for building replacements. During the year ended December 31, 2007, the Partnership recognized a casualty gain of approximately $518,000 as a result of receiving approximately $581,000 of insurance proceeds offset by approximately $63,000 of undepreciated assets being written off. During the year ended December 31, 2008, the Partnership received additional insurance proceeds related to this casualty of approximately $218,000, of which approximately $102,000 was for building replacements and approximately $116,000 covered emergency repairs expensed in 2007. The Partnership recognized an additional casualty gain of approximately $106,000 during the year ended December 31, 2008 as a result of the receipt of insurance proceeds of approximately $102,000 and a change in the previous write off of undepreciated damaged assets of approximately $4,000. During 2008, the Partnership also received approximately $15,000 for lost rents as a result of the casualty.

On May 2, 2008, Plainview Apartments suffered fire damages to twelve rental units as a result of an electrical fire, of which eight units are still down at December 31, 2008. During the year ended December 31, 2008, it was determined that the actual cost to repair the units was approximately $559,000. During the year ended December 31, 2008, the Partnership received insurance proceeds of approximately $463,000, of which approximately $339,000 is currently held in an escrow account with the mortgage lender. The Partnership recognized a casualty gain of approximately $433,000 as a result of receiving approximately $463,000 of insurance proceeds, offset by approximately $30,000 of undepreciated assets being written off.

In September 2008, Plainview Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $86,000, including clean up costs of approximately $22,000. The Partnership recognized a loss of approximately $3,000 during the year ended December 31, 2008 due to the write off of undepreciated assets of approximately $3,000. Insurance proceeds are not anticipated to be received for the damages. For the year ended December 31, 2008, the estimated clean up costs are included in operating expenses.

Note I – Abandonment of Units

During the years ended December 31, 2008 and 2007, the number of limited partnership units (the “Units”) decreased by 1.0 and .25 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The net loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at December 31, 2008 and 2007, which was 1,009.50 and 1,010.50, respectively.

Note J - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

No director or officer of the Managing General Partner received any remuneration from the Registrant.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below as of December 31, 2008, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	33.25	3.30%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	407.25	40.34%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Managing General Partner and affiliates during the years ended December 31, 2008 and 2007.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $195,000 and $198,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $196,000 and $137,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment property on the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.  The portion of these reimbursements included in investment property for the years ended December 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $105,000 and $40,000, respectively. At December 31, 2008 and 2007, approximately $64,000 and $12,000, respectively, of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the consolidated balance sheets.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 and $156,000 during the years ended December 31, 2008 and 2007, respectively, to fund operating expenses and capital improvements at Plainview Apartments. At December 31, 2008 and 2007, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P. was approximately $6,880,000 and $6,114,000, respectively, and is included in due to affiliates on the consolidated balance sheets. Interest is charged at the prime rate plus 1% (4.25% at December 31, 2008). Interest expense was approximately $423,000 and $519,000 for the years ended December 31, 2008 and 2007, respectively.  The Partnership repaid approximately $100,000 and $50,000 of accrued interest during the years ended December 31, 2008 and 2007, respectively. During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest. See “Note A – Going Concern in Item 8. Financial Statements and Supplementary Data” for further discussion. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $86,000 and $112,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 Units in the Partnership representing 43.64% of the outstanding units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.64% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $45,000 and $36,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $13,000 for 2008 and 2007, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)            The following combined financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners’ Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
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