Form 10-Q
period 2009-03-31
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2009-05-15
CIK 773679

United States

Securities And Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 96	$ 76
Receivables and deposits	424	421
Other assets	205	100
Restricted escrow	79	339
Investment property:
Land	2,047	2,047
Buildings and related personal property	28,750	28,495
	30,797	30,542
Less accumulated depreciation	(19,832)	(19,551)
	10,965	10,991
	$ 11,769	$ 11,927

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 307	$ 408
Tenant security deposit liabilities	91	87
Accrued property taxes	36	--
Other liabilities	180	144
Deferred tax liability (Note D)	75	69
Due to affiliates (Note C)	7,038	6,944
Mortgage note payable	15,336	15,336
	23,063	22,988

Partners' Deficit
General partners	(227)	(222)
Limited partners (1,009.50 units issued and	(11,067)	(10,839)
outstanding)	(11,294)	(11,061)
	$ 11,769	$ 11,927

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 820	$ 839
Other income	292	182
Total revenues	1,112	1,021

Expenses:
Operating	546	586
General and administrative	35	38
Depreciation	281	274
Interest	440	482
Property taxes	37	36
Total expenses	1,339	1,416

Loss before income taxes	(227)	(395)
Deferred income tax expense (Note D)	(6)	--
Net loss	$ (233)	$ (395)

Net loss allocated to general partners (2%)	$ (5)	$ (8)
Net loss allocated to limited partners (98%)	(228)	(387)
	$ (233)	$ (395)

Net loss per limited partnership unit	$(225.85)	$(382.98)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2008	1,009.50	$ (222)	$(10,839)	$(11,061)

Net loss for the three months
ended March 31, 2009	--	(5)	(228)	(233)

Partners' deficit at
March 31, 2009	1,009.50	$ (227)	$(11,067)	$(11,294)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$ (233)	$ (395)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	281	274
Amortization of loan costs	4	4
Bad debt expense	33	21
Change in accounts:
Receivables and deposits	(36)	(111)
Other assets	(109)	(34)
Accounts payable	99	(83)
Tenant security deposit liabilities	4	3
Accrued property taxes	36	36
Deferred tax liabilty	6	--
Other liabilities	36	(43)
Due to affiliates	94	9
Net cash provided by (used in) operating
activities	215	(319)

Cash flows from investing activities:
Insurance proceeds received	53	--
Net withdrawls from restricted escrow	--	387
Property improvements and replacements	(248)	(532)
Net cash used in investing activities	(195)	(145)

Cash flows provided by financing activities:
Advances received from affiliate	--	443

Net increase (decrease) in cash and cash equivalents	20	(21)
Cash and cash equivalents at beginning of the period	76	210
Cash and cash equivalents at end of the period	$ 96	$ 189

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 358	$ 458

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 47	$ 13

Vendor payments made directly from lender held escrow	$ 207	$ --

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $247,000 and $268,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming Davidson Diversified Real Estate III, L.P., (“the Partnership” or “Registrant”), will continue as a going concern.  The Partnership has recurring operating losses, an accumulated deficit, and as of March 31, 2009 and December 31, 2008 had approximately $6,958,000 and $6,880,000, respectively, of advances and related accrued interest due to an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, this affiliate of the Managing General Partner demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The Partnership does not have sufficient assets to repay the advances and related accrued interest.  In addition, the Partnership does not believe that the proceeds from a refinancing of the mortgage of the Partnership’s sole investment property would be sufficient to repay the existing first mortgage plus the advances and related accrued interest due to an affiliate of the Managing General Partner. The Partnership has defaulted on its repayment of the advances due to an affiliate of the Managing General Partner; and therefore, the affiliate of the Managing General Partner may take legal action which would include foreclosure of the Partnership’s sole investment property. The Managing General Partner is continuing to evaluate its options relative to the payment demand by an affiliate of the managing general partner.

As a result of the above, there is substantial doubt about the Partnership’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

On April 6, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Plainview Apartments. The property is expected to sell on June 5, 2009 for a sales price of approximately $21,035,000. The Partnership determined that certain criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, were not met at March 31, 2009 and therefore the Partnership continues to report its respective operations as continuing operations.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008. The Managing General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2009 and 2008.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $47,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $77,000 and $73,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $61,000 and $54,000, respectively. At March 31, 2009 and December 31, 2008, approximately $80,000 and $64,000 of reimbursement for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheets.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 during the three months ended March 31, 2008 to fund operating expenses at Plainview Apartments.  There were no advances made to the Partnership during the three months ended March 31, 2009.  At March 31, 2009 and December 31, 2008, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P., was approximately $6,958,000 and $6,880,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Interest is charged at the prime rate plus 1% (4.25% at March 31, 2009).  Interest expense was approximately $77,000 and $121,000 for the three months ended March 31, 2009 and 2008, respectively.  The Partnership repaid approximately $100,000 of accrued interest during the three months ended March 31, 2008.  There were no such payments made during the three months ended March 31, 2009.  During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest.  See “Note A – Going Concern” for further discussion.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Comission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $68,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D – Partnership Income Taxes

The Partnership is subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the year ended December 31, 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. During the three months ended March 31, 2009, the Partnership recorded deferred tax expense of approximately $6,000. The Partnership’s deferred tax liability at March 31, 2009 and December 31, 2008 is approximately $75,000 and $69,000, respectively, and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E - Casualty Events

On May 2, 2008, Plainview Apartments suffered fire damages to twelve rental units as a result of an electrical fire. During the year ended December 31, 2008, it was determined that the actual cost to repair the units was approximately $559,000. During 2008, the Partnership received insurance proceeds of approximately $463,000, of which approximately $339,000 were held in an escrow account with the mortgage lender as of December 31, 2008. The Partnership recognized a casualty gain of approximately $433,000 as a result of receiving approximately $463,000 of insurance proceeds, offset by approximately $30,000 of undepreciated assets being written off. During the quarter ended March 31, 2009, payments of $207,000 were made to vendors from the escrow account held by the mortgage lender. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $53,000 related to this casualty.

In September 2008, Plainview Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $86,000. During the three months ended March 31, 2009, this estimate was revised to actual damages of approximately $72,000, including clean up costs of approximately $6,000. The Partnership recognized a loss of approximately $3,000 during the year ended December 31, 2008 due to the write off of undepreciated damaged assets of approximately $3,000. As a result of the change in actual damages, the Partnership removed less than $1,000 of additional undepreciated damaged assets during the three months ended March 31, 2009.

Note F - Contingencies

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

Note G – Abandonment of Units

During the year ended December 31, 2008, the number of limited partnership units (the “Units”) decreased by 1 Unit due to a limited partner abandoning his or her Unit. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of operations is calculated based on the number of Units outstanding at March 31, 2009 and 2008, which was 1,009.50 and 1,010.50, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership’s investment property consists of one apartment complex, Plainview Apartments, located in Louisville, Kentucky.  The average occupancy of the property for the three months ended March 31, 2009 and 2008 was 93% and 92%, respectively.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 and 2008 was approximately $233,000 and $395,000, respectively.  The decrease in net loss for the three month period is due to an increase in total revenues and a decrease in total expenses.  Total revenues increased due to an increase in other income, partially offset by a decrease in rental income.  Other income increased primarily due to an increase in resident utility reimbursements, partially offset by decreases in late charges and lease cancellation fees at the Partnership’s investment property.  Rental income decreased due to an increase in bad debt expense and a slight decrease in the average rental rate, partially offset by an increase in occupancy at Plainview Apartments.

Total expenses decreased due to decreases in operating and interest expenses, partially offset by an increase in depreciation expense. General and administrative and property tax expenses remained relatively constant for the comparable period.  Operating expense decreased primarily due to a decrease in contract services, partially offset by an increase in management fee expense and snow removal costs at the Partnership’s investment property.  Interest expense decreased due to a decrease in the interest charged on advances from affiliates, as a result of a decrease in the variable interest rate.  Depreciation expense increased due to fixed assets placed into service during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The Partnership is subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky. The Partnership’s property, Plainview Apartments, is subject to local taxes based upon net profits. During the year ended December 31, 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. During the three months ended March 31, 2009, the Partnership recorded deferred tax expense of approximately $6,000. The Partnership’s deferred tax liability at March 31, 2009 and December 31, 2008 is approximately $75,000 and $69,000, respectively, and consists primarily of temporary differences related to land, buildings and accumulated depreciation.

On May 2, 2008, Plainview Apartments suffered fire damages to twelve rental units as a result of an electrical fire. During the year ended December 31, 2008, it was determined that the actual cost to repair the units was approximately $559,000. During 2008, the Partnership received insurance proceeds of approximately $463,000, of which approximately $339,000 were held in an escrow account with the mortgage lender as of December 31, 2008. The Partnership recognized a casualty gain of approximately $433,000 as a result of receiving approximately $463,000 of insurance proceeds, offset by approximately $30,000 of undepreciated assets being written off. During the quarter ended March 31, 2009, payments of $207,000 were made to vendors from the escrow account held by the mortgage lender. During the three months ended March 31, 2009, the Partnership received insurance proceeds of approximately $53,000 related to this casualty.

In September 2008, Plainview Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $86,000. During the three months ended March 31, 2009, this estimate was revised to actual damages of approximately $72,000, including clean up costs of approximately $6,000. The Partnership recognized a loss of approximately $3,000 during the year ended December 31, 2008 due to the write off of undepreciated damaged assets of approximately $3,000. As a result of the change in actual damages, the Partnership removed less than $1,000 of additional undepreciated damaged assets during the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $96,000, compared to approximately $189,000 at March 31, 2008. The increase in cash and cash equivalents of approximately $20,000, from December 31, 2008, is due to approximately $215,000 of cash provided by operating activities, partially offset by approximately $195,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow maintained by the mortgage lender.  The Partnership invests its working capital in interest bearing accounts.

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

During the three months ended March 31, 2009, the Partnership completed approximately $255,000 in capital expenditures at Plainview Apartments consisting primarily of improvements related to casualties, plumbing fixtures, HVAC upgrade and floor covering replacements. These expenditures were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 during the three months ended March 31, 2008 to fund operating expenses at Plainview Apartments.  There were no advances made to the Partnership during the three months ended March 31, 2009.  At March 31, 2009 and December 31, 2008, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P., was approximately $6,958,000 and $6,880,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 1. Financial Statements”. Interest is charged at the prime rate plus 1% (4.25% at March 31, 2009). Interest expense was approximately $77,000 and $121,000 for the three months ended March 31, 2009 and 2008, respectively.  The Partnership repaid approximately $100,000 of accrued interest during the three months ended March 31, 2008.  There were no such payments made during the three months ended March 31, 2009.  During 2006, AIMCO Properties, L.P. demanded payment in full of all the outstanding advances and related accrued interest.  See “Item 1. Financial Statements - Note A – Going Concern” for further discussion.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Comission.

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

There were no distributions to the partners during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to an affiliate of the Managing General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after capital expenditures, to permit any distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.64% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.64% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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

      10O         Purchase and Sale Contract between Plainview Apartments, L.P., a South Carolina limited partnership, and NTS-Plainview Associates, a Kentucky limited partnership, dated April 6, 2009.* (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 6, 2009)

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