Form 10-Q
period 2009-06-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2009-08-14
CIK 773679

United States

Securities And Exchange Commission

Washington, D.C.   20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

June 30, 2009

Assets
Cash and cash equivalents	$ 629
Receivables	268
897
Liabilities
Taxes payable (Note D)	265
Other liabilities	178
Due to affiliates (Note C)	374
Estimated costs during the period of liquidation (Note B)	80
897

Net assets in liquidation	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2008

Assets Held For Sale
Cash and cash equivalents	$ 76
Receivables and deposits	421
Other assets	100
Restricted escrow	339
Investment property:
Land	2,047
Buildings and related personal property	28,495
30,542
Less accumulated depreciation	(19,551)
10,991
$ 11,927

Liabilities and Partners' Deficit
Liabilities Related to Assets Held For Sale
Accounts payable	$ 408
Tenant security deposit liabilities	87
Other liabilities	144
Deferred tax liability (Note D)	69
Due to affiliates (Note C)	6,944
Mortgage note payable	15,336
22,988

Partners' Deficit
General partners	(222)
Limited partners (1,009.50 units issued and	(10,839)
outstanding)	(11,061)
$ 11,927

Note: The consolidated balance sheet has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	609	768	1,429	1,607
Other income	187	213	479	395
Total revenues	796	981	1,908	2,002

Expenses:
Operating	725	364	1,271	950
General and administrative	41	39	76	77
Depreciation	194	283	475	557
Interest	322	467	762	949
Property taxes	24	36	61	72
Loss on early extinguishment of
debt (Note F)	151	--	151	--
Total expenses	1,457	1,189	2,796	2,605

Casualty gain (Note E)	--	106	--	106

Loss before income taxes and gain
from sale	(661)	(102)	(888)	(497)
Deferred income tax benefit (Note D)	75	--	69	--
Current tax expense (Note D)	(22)	--	(22)	--
Gain from sale of discontinued
operations (Note F)	9,233	--	9,233	--
Net income (loss)	$ 8,625	$ (102)	$ 8,392	$ (497)
Net income (loss) allocated to
general partners	$ 173	$ (2)	$ 168	$ (10)
Net income (loss) allocated to
limited partners	8,452	(100)	8,224	(487)
	$ 8,625	$ (102)	$ 8,392	$ (497)
Per limited partnership unit:
Loss from discontinued operations	$ (590.39)	$ (98.96)	$ (816.24)	$(481.94)
Gain from sale of discontinued
operations	8,962.85	--	8,962.85	--
Net income (loss)	$ 8,372.46	$ (98.96)	$8,146.61	$(481.94)

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	1,013.0	$ 1	$ 20,240	$ 20,241

Partners' deficit at
December 31, 2008	1,009.50	$ (222)	$(10,839)	$(11,061)

Net income for the six months
ended June 30, 2009	--	168	8,224	8,392

Partners' deficit at
June 30, 2009	1,009.50	$ (54)	$ (2,615)	(2,669)

Adjustment to liquidation basis
(Notes A and B)				2,669

Net assets in liquidation
at June 30, 2009				$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 8,392	$ (497)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	475	557
Amortization of loan costs	7	7
Bad debt expense	49	79
Casualty gain	--	(106)
Gain from sale of discontinued operations	(9,233)	--
Loss on early extinguishment of debt	151	--
Change in accounts:
Receivables and deposits	104	(289)
Other assets	72	26
Accounts payable	(161)	(101)
Tenant security deposit liabilities	(87)	5
Accrued property taxes	--	72
Current tax expense	22	--
Deferred tax benefit	(69)	--
Other liabilities	(33)	202
Due to affiliates	(1,156)	125
Net cash (used in) provided by operating
activities	(1,467)	80

Cash flows from investing activities:
Net withdrawals from restricted escrow	132	137
Net proceeds from sale of discontinued operations	5,178	--
Property improvements and replacements	(495)	(732)
Net cash provided by (used in) investing
activities	4,815	(595)

Cash flows from financing activities:
Loan assumption fee	(130)	--
Repayment of advances from affiliate	(2,665)	--
Advances received from affiliate	--	443
Net cash (used in) provided by financing
activities	(2,795)	443

Net increase (decrease) in cash and cash equivalents	553	(72)
Cash and cash equivalents at beginning of period	76	210
Cash and cash equivalents at end of period	$ 629	$ 138

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,011	$ 816

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 7

Insurance proceeds held on deposit with mortgage lender	$ --	$ 102

Vendor payments made directly from lender held escrow	$ 207	$ --

Assumption of mortgage note payable by the purchaser	$15,336	$ --

      Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $247,000 and $268,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2009, Davidson Diversified Real Estate III, L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note F – Disposition of Investment Property”).

As of June 30, 2009 and December 31, 2008 the Partnership has approximately $374,000 and $6,880,000, respectively, of advances and related accrued interest due to AIMCO Properties, L.P. (“AIMCO”) an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, AIMCO demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The sale of the Partnership’s last remaining investment property did not generate sufficient proceeds to pay off the advances and related accrued interest in full. The Managing General Partner is working with AIMCO regarding final payment. Upon the last payment on the advances, the Partnership is expected to terminate.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

The Managing General Partner estimates that the liquidation process will be completed by June 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2009 and 2008 reflect the operations of Plainview Apartments as loss from discontinued operations as a result of the property’s sale to a third party on June 5, 2009 (as discussed in “Note F”).

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Adjustment to Liquidation Basis of Accounting

At June 30, 2009, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $2,669,000, which is included in the consolidated statement of changes in partners' deficit/net assets in liquidation. The net adjustment is summarized as follows:

Decrease in
Net Liabilities
(in thousands)
Adjustment of other assets and liabilities
(including due to affiliates), net	$ 2,669

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $103,000 and $98,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $124,000 for each of the six months ended June 30, 2009 and 2008, which is included in general and administrative expenses, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in gain from sale of discontinued operations and investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $84,000 for each of the six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, approximately $105,000 and $64,000 of reimbursement for services were accrued by the Partnership and are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 during the six months ended June 30, 2008 to fund operating expenses at Plainview Apartments.  There were no advances made to the Partnership during the six months ended June 30, 2009. Interest was charged at the prime rate plus 1% (4.25% at June 30, 2009).  Interest expense was approximately $138,000 and $226,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Partnership repaid approximately $4,000,000 and $100,000, respectively, of advances and accrued interest from sale proceeds and cash from operations, respectively. In accordance with the liquidation basis of accounting (as discussed in “Note B”) the Partnership recorded an adjustment to reduce the outstanding advance balance by approximately $2,749,000 to reflect the remaining outstanding balance at its estimated settlement amount.  At June 30, 2009 and December 31, 2008, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P., was approximately $269,000 and $6,880,000, respectively, and is included in due to affiliates.  The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $85,000 for hazard insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D – Partnership Income Taxes

The Partnership is subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky. The Partnership’s property, Plainview Apartments, was subject to local taxes based upon net profits. During the year ended December 31, 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. During the six months ended June 30, 2009, as a result of the sale of Plainview Apartments, the Partnership recorded a deferred tax benefit of approximately $69,000. In addition, the Partnership recognized current tax expense of approximately $243,000 and $22,000 as a result of the sale, which is reflected as a reduction of gain from sale of discontinued operations and loss from discontinued operations, respectively. The corresponding liabilities are included in taxes payable at June 30, 2009. The Partnership’s deferred tax liability at December 31, 2008 was approximately $69,000 and consisted primarily of temporary differences related to land, buildings and accumulated depreciation.

Note E - Casualty Events

On May 2, 2008, Plainview Apartments suffered fire damages to twelve rental units as a result of an electrical fire. During the year ended December 31, 2008, it was determined that the actual cost to repair the units was approximately $559,000. During 2008, the Partnership received insurance proceeds of approximately $463,000, of which approximately $339,000 were held in an escrow account with the mortgage lender as of December 31, 2008. The Partnership recognized a casualty gain of approximately $433,000 as a result of receiving approximately $463,000 of insurance proceeds, offset by approximately $30,000 of undepreciated assets being written off. During the six months ended June 30, 2009, payments of $207,000 were made to vendors from the escrow account held by the mortgage lender. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $53,000 related to this casualty.

In September 2008, Plainview Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $86,000. During the six months ended June 30, 2009, this estimate was revised to actual damages of approximately $72,000, including clean up costs of approximately $6,000. The Partnership recognized a loss of approximately $3,000 during the year ended December 31, 2008 due to the write off of undepreciated damaged assets of approximately $3,000. As a result of the change in actual damages, the Partnership removed less than $1,000 of additional undepreciated damaged assets during the six months ended June 30, 2009.  No insurance proceeds are anticipated to be received for this event.

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

Note F – Disposition of Investment Property

On June 5, 2009, the Partnership sold its sole investment property, Plainview Apartments, to a third party for a gross sale price of $20,535,000. The net proceeds realized by the Partnership were approximately $5,178,000 after payment of closing costs of approximately $21,000 and the assumption of the mortgage debt encumbering the property of approximately $15,336,000 by the purchaser. The Partnership recognized a gain of approximately $9,233,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $151,000 due to the write-off of unamortized loan costs and payment of a loan assumption fee.

Note G – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The properties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrators have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents. During 2003, the Partnership completed a rehabilitation project at Plainview Apartments which cost approximately $5,300,000. Part of the rehabilitation project was to address mold abatement conditions with the rest relating to general updating of the property.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition.

Note I – Abandonment of Units

During the year ended December 31, 2008, the number of limited partnership units (the “Units”) decreased by 1 Unit due to a limited partner abandoning his or her Unit. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of discontinued operations is calculated based on the number of Units outstanding at June 30, 2009 and 2008, which was 1,009.50 and 1,010.50, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of June 30, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Plainview Apartments, on June 5, 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $8,625,000 and $8,392,000 for the three and six months ended June 30, 2009, respectively, compared to net loss of approximately $102,000 and $497,000 for the three and six months ended June 30, 2008, respectively.  The increase in net income for both the three and six months ended June 30, 2009 is due to the gain from sale of discontinued operations in 2009, partially offset by an increase in loss from discontinued operations.

On June 5, 2009, the Partnership sold its sole investment property, Plainview Apartments, to a third party for a gross sale price of $20,535,000. The net proceeds realized by the Partnership were approximately $5,178,000 after payment of closing costs of approximately $21,000 and the assumption of the mortgage debt encumbering the property of approximately $15,336,000 by the purchaser. The Partnership recognized a gain of approximately $9,233,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $151,000 due to the write-off of unamortized loan costs and payment of a loan assumption fee.

Excluding the impact of the gain from sale of discontinued operations in 2009, the Partnership’s loss from discontinued operations for the three and six months ended June 30, 2009 was approximately $608,000 and $841,000, respectively, compared to approximately $102,000 and $497,000 for the three and six months ended June 30, 2008, respectively. The increase in loss from discontinued operations for both the three and six months ended June 30, 2009 is due to a decrease in total revenues, an increase in total expenses and the recognition of a casualty gain during 2008.

Total revenues decreased for both the three and six months ended June 30, 2009 as a result of the sale of the Partnership’s only investment property on June 5, 2009. Total expenses increased for both the three and six months ended June 30, 2009 primarily due to an increase in operating expenses and loss on early extinguishment of debt recognized as a result of the sale of Plainview Apartments (as discussed above), partially offset by decreases in interest and depreciation expenses.  The increase in operating expense for both the three and six months is primarily due to increases in insurance expense, as a result of an increased hazard insurance premium at the property, clean up expenses associated with storm damage at the property during 2009 and insurance proceeds recorded as a reduction of operating expenses in 2008 which were received to cover emergency expenses related to the May 2007 fire casualty discussed below.

Included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

On May 2, 2008, Plainview Apartments suffered fire damages to twelve rental units as a result of an electrical fire. During the year ended December 31, 2008, it was determined that the actual cost to repair the units was approximately $559,000. During 2008, the Partnership received insurance proceeds of approximately $463,000, of which approximately $339,000 were held in an escrow account with the mortgage lender as of December 31, 2008. The Partnership recognized a casualty gain of approximately $433,000 as a result of receiving approximately $463,000 of insurance proceeds, offset by approximately $30,000 of undepreciated assets being written off. During the six months ended June 30, 2009, payments of $207,000 were made to vendors from the escrow account held by the mortgage lender. During the six months ended June 30, 2009, the Partnership received insurance proceeds of approximately $53,000 related to this casualty.

In September 2008, Plainview Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $86,000. During the six months ended June 30, 2009, this estimate was revised to actual damages of approximately $72,000, including clean up costs of approximately $6,000. The Partnership recognized a loss of approximately $3,000 during the year ended December 31, 2008 due to the write off of undepreciated damaged assets of approximately $3,000. As a result of the change in actual damages, the Partnership removed less than $1,000 of additional undepreciated damaged assets during the six months ended June 30, 2009.  No insurance proceeds are anticipated to be received for this event.

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

The Partnership is subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky. The Partnership’s property, Plainview Apartments, was subject to local taxes based upon net profits. During the year ended December 31, 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. During the six months ended June 30, 2009, as a result of the sale of Plainview Apartments, the Partnership recorded a deferred tax benefit of approximately $69,000. In addition, the Partnership recognized current tax expense of approximately $243,000 and $22,000 as a result of the sale, which is reflected as a reduction of gain from sale of discontinued operations and loss from discontinued operations, respectively. The corresponding liabilities are included in taxes payable at June 30, 2009. The Partnership’s deferred tax liability at December 31, 2008 was approximately $69,000 and consisted primarily of temporary differences related to land, buildings and accumulated depreciation.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property (see “Note A – Basis of Presentation” to the consolidated financial statements included in “Item 1. Financial Statements”).

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $629,000, compared to approximately $138,000 at June 30, 2008. Cash and cash equivalents increased approximately $553,000 from December 31, 2008, due to approximately $4,815,000 of cash provided by investing activities, partially offset by approximately $2,795,000 and $1,467,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds received from the sale of Plainview Apartments and net withdrawals from a restricted escrow, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of advances from an affiliate and the payment of a loan assumption fee. The Partnership invests its working capital reserves in interest bearing accounts.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2009, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at June 30, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $2,669,000, which is included in the Consolidated Statement of Changes in Partners’ Deficit/Net Assets in Liquidation. The net adjustment is summarized as follows:

Decrease in
Net Liabilities
(in thousands)

Adjustment of other assets and liabilities
(including due to affiliates), net	$ $2,669

There were no distributions to the partners during the six months ended June 30, 2009 and 2008. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. It is not expected that the Partnership will make any distributions to the partners after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.64% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.64% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrators have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

      10P         First Amendment to Purchase and Sale Contract between Plainview Apartments, L.P., a South Carolina limited partnership, and NTS-Plainview Associates, a Kentucky limited partnership, dated May 6, 2009. (Incorporated by reference to the Partnership's Current Report on Form 8-K dated May 6, 2009)

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