Form 10-Q
period 2009-09-30
DAVIDSON DIVERSIFIED REAL ESTATE III L P
filed 2009-11-16
CIK 773679

United States

Securities And Exchange Commission

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
(Unaudited)
(in thousands)

September 30, 2009

Assets
Cash and cash equivalents	$ 688

Liabilities
Accounts payable	11
Taxes payable (Note D)	262
Other liabilities	7
Due to affiliates (Note C)	332
Estimated costs during the period of liquidation	76
688

Net assets in liquidation	$ --

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Period From July 1, 2009 to September 30, 2009

Net assets in liquidation at July 1, 2009	$ --

Receipt of insurance proceeds	157

Write off of uncollectible receivables	(156)

Write off of other liabilities	42

Increase in due to affiliates	(46)

Decrease in taxes payable	3

Net assets in liquidation at end of period	$ --

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

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Six Months	Three Months	Nine Months
	Ended	Ended	Ended
	June 30,	September 30,	September 30,
	2009	2008	2008

Income from continuing operations	$ --	$ --	$ --
Income (loss) from discontinued
operations:
Revenues:
Rental income	1,429	771	2,378
Other income	479	178	573
Total revenues	1,908	949	2,951

Expenses:
Operating	1,271	588	1,538
General and administrative	76	45	122
Depreciation	475	290	847
Interest	762	466	1,415
Property taxes	61	36	108
Loss on early extinguishment of
debt (Note F)	151	--	--
Total expenses	2,796	1,425	4,030

Casualty gain (Note E)	--	--	106

Loss before income taxes and gain
from sale	(888)	(476)	(973)
Deferred income tax benefit (Note D)	69	8	8
Current tax expense (Note D)	(22)	--	--
Gain from sale of discontinued
operations (Note F)	9,233	--	--
Net income (loss)	$ 8,392	$ (468)	$ (965)
Net income (loss) allocated to
general partners	$ 168	$ (9)	$ (19)
Net income (loss) allocated to
limited partners	8,224	(459)	(946)
	$ 8,392	$ (468)	$ (965)
Per limited partnership unit:
Loss from discontinued operations	$ (816.24)	$ (454.23)	$(936.17)
Gain from sale of discontinued
operations	8,962.85	--	--
Net income (loss)	$8,146.61	$ (454.23)	$(936.17)

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

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Nine Months
	Ended	Ended
	June 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 8,392	$ (965)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	475	847
Amortization of loan costs	7	11
Bad debt expense	49	116
Casualty gain	--	(106)
Gain from sale of discontinued operations	(9,233)	--
Loss on early extinguishment of debt	151	--
Change in accounts:
Receivables and deposits	104	(161)
Other assets	72	32
Accounts payable	(161)	(107)
Tenant security deposit liabilities	(87)	9
Accrued property taxes	--	108
Current tax expense	22	--
Deferred tax benefit	(69)	(8)
Other liabilities	(33)	169
Due to affiliates	(1,156)	255
Net cash (used in) provided by operating
activities	(1,467)	200

Cash flows from investing activities:
Net withdrawals from restricted escrow	132	160
Net proceeds from sale of discontinued operations	5,178	--
Property improvements and replacements	(495)	(857)
Net cash provided by (used in) investing
activities	4,815	(697)

Cash flows from financing activities:
Loan assumption fee	(130)	--
Repayment of advances from affiliate	(2,665)	--
Advances received from affiliate	--	443
Net cash (used in) provided by financing
activities	(2,795)	443

Net increase (decrease) in cash and cash equivalents	553	(54)
Cash and cash equivalents at beginning of period	76	210
Cash and cash equivalents at end of period	$ 629	$ 156

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,011	$ 1,174

Supplemental disclosure of non-cash activities:
Property improvements and replacements included in
accounts payable	$ --	$ 22

Insurance proceeds held on deposit with mortgage lender	$ --	$ 250

Vendor payments made directly from lender held escrow	$ 207	$ --

Assumption of mortgage note payable by the purchaser	$15,336	$ --

      Included in property improvements and replacements for the six months ended June 30, 2009 and the nine months ended September 30, 2008 are approximately $247,000 and $268,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2008 and 2007.

See Accompanying Notes to Consolidated Financial Statements

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2009, Davidson Diversified Real EstateIII, L.P. (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note F – Disposition of Investment Property”).

As of September 30, 2009 and December 31, 2008 the Partnership has approximately $226,000 and $6,880,000, respectively, of advances and related accrued interest due to AIMCO Properties, L.P. (“AIMCO”) an affiliate of Davidson Diversified Properties, Inc. (the "Managing General Partner").  In a letter dated April 4, 2006, AIMCO demanded payment in full of all outstanding advances owed by the Partnership to it, plus related accrued interest.  The sale of the Partnership’s last remaining investment property did not generate sufficient proceeds to pay off the advances and related accrued interest in full (see Note C). The Managing General Partner is working with AIMCO regarding final payment. Upon the last payment on the advances, the Partnership is expected to terminate.

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

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The accompanying consolidated statements of discontinued operations for the six months ended June 30, 2009 and the three and nine months ended September 30, 2008 reflect the operations of Plainview Apartments as income (loss) from discontinued operations as a result of the property’s sale to a third party on June 5, 2009 (as discussed in “Note F”).

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $103,000 for the six months ended June 30, 2009 and approximately $147,000 for the nine months ended September 30, 2008, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $124,000 for the six months ended June 30, 2009 and approximately $151,000 for the nine months ended September 30, 2008, which was included in general and administrative expense, investment property and gain from sale of discontinued operations. The portion of these reimbursements included in gain from sale of discontinued operations and investment property are construction management services provided by an affiliate of the Managing General Partner of approximately $84,000 for the six months ended June 30, 2009 and approximately $87,000 for the nine months ended September 30, 2008. At September 30, 2009 and December 31, 2008, approximately $106,000 and $64,000 of reimbursement for services were accrued by the Partnership and are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced the Partnership approximately $443,000 during the nine months ended September 30, 2008 to fund operating expenses at Plainview Apartments. There were no advances made to the Partnership during the nine months ended September 30, 2009. Interest was charged at the prime rate plus 1% (4.25% at September 30, 2009). Interest expense was approximately $138,000 and $331,000 for the six months ended June 30, 2009 and nine months ended September 30, 2008, respectively. During the liquidation process, no additional interest will be charged on the outstanding advance balance owed to AIMCO Properties, L.P. due to the property’s sale in June 2009 that did not generate sufficient proceeds to pay off the advances and related accrued interest in full. During the nine months ended September 30, 2009 and 2008, the Partnership repaid approximately $4,000,000 and $100,000, respectively, of advances and accrued interest from sale proceeds and cash from operations, respectively. In accordance with the liquidation basis of accounting (as discussed in “Note B”) the Partnership recorded an adjustment to reduce the outstanding advance balance by approximately $2,749,000 to reflect the remaining outstanding balance at its estimated settlement amount. During the three months ended September 30, 2009, the Partnership decreased the estimated settlement amount by approximately $43,000 based on the Partnership’s current estimated costs to liquidate.  At September 30, 2009 and December 31, 2008, the balance of advances, including accrued interest, owed to AIMCO Properties, L.P., was approximately $226,000 and $6,880,000, respectively, and is included in due to affiliates.  The Partnership does not anticipate that there will be sufficient cash available to fully repay the amounts due to AIMCO Properties, L.P. at September 30, 2009.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $85,000 for hazard insurance coverage and fees associated with policy claims administration. The Partnership was charged by AIMCO and its affiliates approximately $86,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D – Partnership Income Taxes

The Partnership is subject to a Limited Liability Entity tax that is based upon the Partnership’s gross receipts in Kentucky. The Partnership’s property, Plainview Apartments, was subject to local taxes based upon net profits. During the year ended December 31, 2008, the Partnership recorded a deferred tax benefit of approximately $8,000 related to this local tax. During the six months ended June 30, 2009, the Partnership recognized current tax expense of approximately $22,000, which is included in loss from discontinued operations. The Partnership’s deferred tax liability at December 31, 2008 was approximately $69,000 and consisted primarily of temporary differences related to land, buildings and accumulated depreciation. During the six months ended June 30, 2009, as a result of the sale of Plainview Apartments, the Partnership recorded a deferred tax benefit of approximately $69,000. In addition, the Partnership recognized current tax expense of approximately $243,000 as a result of the sale, which is reflected as a reduction of gain from sale of discontinued operations. During the three months ended September 30, 2009, the Partnership adjusted its estimate of current tax expense by approximately $3,000. The corresponding liabilities are included in taxes payable at September 30, 2009.

Note E - Casualty Events

On May 2, 2008, Plainview Apartments suffered fire damages to twelve rental units as a result of an electrical fire. During the year ended December 31, 2008, it was determined that the actual cost to repair the units was approximately $559,000. During 2008, the Partnership received insurance proceeds of approximately $463,000, of which approximately $339,000 were held in an escrow account with the mortgage lender as of December 31, 2008. The Partnership recognized a casualty gain of approximately $433,000 as a result of receiving approximately $463,000 of insurance proceeds, offset by approximately $30,000 of undepreciated assets being written off. During the six months ended June 30, 2009, payments of $207,000 were made to vendors from the escrow account held by the mortgage lender. During the nine months ended September 30, 2009, the Partnership received insurance proceeds of approximately $226,000 related to this casualty, approximately $173,000 of which was received during the three months ended September 30, 2009. Approximately $16,000 of the $173,000 was recorded as a receivable at December 31, 2008.

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

Note G – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The properties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

During the year ended December 31, 2008, the number of limited partnership units (the “Units”) decreased by 1 Unit due to a limited partner abandoning his or her Unit. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per Unit on the accompanying consolidated statements of discontinued operations is calculated based on the number of Units outstanding at June 30, 2009 and September 30, 2008, which was 1,009.50 and 1,010.50, respectively.

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

Results of Operations

As of June 30, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property.

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

During the three months ended September 30, 2009, net assets in liquidation remained constant, primarily due to the receipt of insurance proceeds related to the May 2008 casualty, as discussed in “Note E – Casualty Events” to the consolidated financial statements included in “Item 1. Financial Statements”, and the write off of estimated liabilities related to the sale of the property, partially offset by the write off of uncollectible receivables and an adjustment to amounts payable to affiliates of the Managing General Partner, as discussed in Note C to the consolidated financial statements included in “Item 1. Financial Statements”.

The statement of net assets in liquidation as of September 30, 2009 includes approximately $76,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2010. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

There were no distributions to the partners during the nine months ended September 30, 2009 and 2008. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. It is not expected that the Partnership will make any distributions to the partners after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 440.50 limited partnership units (the “Units”) in the Partnership representing 43.64% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.  As a result of its ownership of 43.64% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $13,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved.   The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

DAVIDSON DIVERSIFIED REAL ESTATE III, L.P.

By: Davidson Diversified Properties, Inc.,
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

      10O         Purchase and Sale Contract between Plainview Apartments, L.P., a South Carolina limited partnership, and NTS-Plainview Associates, a Kentucky limited partnership, dated April 6, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 6, 2009)

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